Form 10-Q
period 2017-09-30
Social Capital Hedosophia Holdings Corp.
filed 2017-11-14
CIK 1706946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38202

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1366046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Hawthorne Avenue Palo Alto, CA	94301
(Address of Principal Executive Offices)	(Zip Code)

(650) 521-9007
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of November 13, 2017, there were 69,000,000 shares of the Company’s Class A ordinary shares, par value $0.0001, and 17,250,000 shares of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2017

(Unaudited)

ASSETS
Current Assets
Cash	$933,763
Prepaid expenses	368,098
Total Current Assets	1,301,861

Cash and marketable securities held in Trust Account	690,203,220
Total Assets	$691,505,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$133,947
Advances from related party	115,971
Promissory note – related party	100,000
Total Current Liabilities	349,918

Deferred underwriting fees	24,150,000
Total Liabilities	24,499,918

Commitments
Class A ordinary shares subject to possible redemption, 66,181,024 shares at redemption value	662,005,162

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,818,976 shares issued and outstanding (excluding 66,181,024 shares subject to possible redemption)	282
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725
Additional paid-in capital	5,065,530
Accumulated deficit	(67,536)
Total Shareholders’ Equity	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$691,505,081

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from May 5, 2017 (inception) through September 30,
	2017	2017

Operating costs	$265,350	$270,756
Loss from operations	(265,350)	(270,756)

Other income:
Interest income	205,464	205,464
Unrealized loss on marketable securities held in Trust Account	(2,244)	(2,244)
Other income, net	203,220	203,220

Net loss	$(62,130)	$(67,536)

Weighted average shares outstanding, basic and diluted	12,066,894	11,284,826

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 5, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

Cash flows from operating activities:
Net loss	$(67,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(205,464)
Unrealized loss on marketable securities held in Trust Account	2,244
Changes in operating assets and liabilities:
Prepaid expenses	(368,098)
Accounts payable and accrued expenses	133,947
Net cash used in operating activities	(504,907)

Cash flows from investing activities:
Investment of cash in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	680,000,000
Proceeds from sale of Private Placement Warrants	12,000,000
Proceeds from issuance of Class B ordinary shares	25,000
Advances from related parties	115,971
Proceeds from promissory note	100,000
Payment of offering costs	(802,301)
Net cash provided by financing activities	691,438,670

Net change in cash	933,763
Cash at beginning of period	—
Cash at ending of period	$933,763

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$662,058,983
Change in value of ordinary shares subject to possible redemption	$(53,821)
Deferred underwriting fee payable	$24,150,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Social Capital Hedosophia Holdings Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

At September 30, 2017, the Company had not yet commenced any operations. All activity from May 5, 2017 (inception) through September 30, 2017 related to the Company’s formation, the offering described below and identifying a target company for a Business Combination.

The registration statements for the Company’s initial public offering were declared effective on September 13, 2017. The Company consummated a public offering of 69,000,000 units on September 18, 2017 (the “Public Offering”), including 9,000,000 units subject to the underwriters’ over-allotment option, generating gross proceeds of $690,000,000 and net proceeds of $679,197,699 after deducting $10,802,301 of transaction costs ($24,150,000 of deferred underwriting expenses may be paid upon the completion of a Business Combination), which is discussed in Note 3. The units (“Units”) sold pursuant to the Offering were sold at an offering price of $10.00 per Unit. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. In addition, the Company generated proceeds of $12,000,000 from the private placement (the “Private Placement”) of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant to SCH Sponsor Corp. (the “Sponsor”).

In connection with the closing of the Offering and the Private Placement on September 18, 2017 (the “Closing Date”), an amount of $690,000,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Placement Warrants was placed in a trust account (the “Trust Account”). Funds held in the Trust Account are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within 24 months from the Closing Date; and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units, warrants and Class A ordinary shares are listed on the New York Stock Exchange (“NYSE”). Pursuant to the NYSE listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose or (2) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer, in each case where shareholders may seek to redeem their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to an aggregate of more than 15% of the Public Shares sold in the Public Offering.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the issued and outstanding shares of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsor has agreed (i) to vote any of its respective shares in favor of the initial Business Combination and (ii) not to redeem any of its respective ordinary shares in connection therewith.

Holders of warrants sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights with respect to their ordinary shares underlying such warrants.

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company is unable to complete its initial Business Combination within 24 months from the Closing Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination within 24 months from the Closing Date and is forced to redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its taxes payable and less up to $100,000 of interest that may be released to the Company to pay dissolution expenses. The Sponsor has entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 7) if the Company fails to complete a Business Combination within 24 months after the Closing Date. However, if the Sponsor acquires Public Shares after the Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within 24 months after the Closing Date.

If the Company is unable to complete its initial Business Combination within 24 months from the Closing Date and expends all of the net proceeds of the Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the per-share redemption price for Class A ordinary shares will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s shareholders. Therefore, the actual per-share redemption price may be less than $10.00.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's prospectus as filed with the SEC on September 15, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2017. The interim results for the three months ended September 30, 2017 and for the period from May 5, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the period from May 5, 2017 (inception) through December 31, 2017 or for any other future periods.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

Cash and Marketable Securities Held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs amounting to $34,952,301 were charged to shareholders’ equity upon the completion of the Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 31,000,000 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	For the Period from May 5, 2017 (inception) through September 30,
	2017	2017
Net loss	$(62,130)	$(67,536)
Less: Income attributable to ordinary shares subject to redemption	(194,908)	(194,908)
Adjusted net loss	$(257,038)	$(262,444)

Weighted average shares outstanding, basic and diluted	12,066,894	11,284,826

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In its Public Offering, the Company sold 69,000,000 Units at a price of $10.00 per Unit in the Public Offering. Each Unit consists of one Class A ordinary share and one-third of one warrant (each whole warrant, a “Warrant”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each Warrant will become exercisable commencing on the later of 30 days after the Company’s completion of an initial Business Combination or 24 months from the Closing Date and expire five years from the completion of a Business Combination. The Company may redeem the outstanding Warrants at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Class A ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, it will have the option to require all holders that wish to exercise their Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold in the Public Offering, the Company is required to use its best efforts to file a registration statement covering the issuance of the shares underlying the Warrants within 15 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement. No Warrants will be exercisable for cash unless the Company has an effective registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such shares. If the issuance of the shares issuable upon exercise of the Warrants is not registered under the Securities Act, holders will be permitted to exercise their Warrants on a cashless basis. If the Company is unable to consummate a Business Combination within 24 months from the Closing Date, the Company will redeem 100% of the Public Shares using the funds in the Trust Account as described in Note 1. In such event, the Warrants will expire worthless.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Public Offering, the Company’s Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants at $1.50 per warrant (for an aggregate purchase price of $12,000,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Placement Warrants are identical to the Warrants included in the Units sold in the Public Offering except that the Private Placement Warrants: (i) are not redeemable by the Company, (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor or any of its permitted transferees and (iii) are entitled to registration rights (including the ordinary shares issuable upon exercise of the Private Placement Warrants). Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Company’s initial Business Combination.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Promissory Note — Related Party and Advance from Related Party

The Company issued a $300,000 principal amount unsecured promissory note to the Sponsor on May 10, 2017. The note is non-interest bearing and payable on the earlier of (i) December 31, 2017 and (ii) the consummation of the Public Offering. As of September 30, 2017, $100,000 of this loan was still outstanding.

A related party advanced an aggregate of $115,971 for costs associated with the formation of the Company and offering costs. The advances are non-interest bearing, unsecured and due on demand. As of September 30, 2017, $115,971 in advances were still outstanding.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the three months ended September 30, 2017 and the period from May 5, 2017 (inception) through September 30, 2017, the Company incurred $10,000 in fees for these services, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company granted the underwriters a 45-day option to purchase up to 9,000,000 additional Units to cover over-allotments. On September 14, 2017, the underwriters elected to exercise their over-allotment option to purchase 9,000,000 Units at a purchase price of $10.00 per Unit. The underwriters were paid a cash underwriting discount of $10,000,000 of the gross proceeds of the Public Offering. In addition, the underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Public Offering, or $24,150,000, payable upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters have agreed to waive their right to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination.

The underwriters agreed to reimburse the Company for an amount equal to 10% of the discount paid to the underwriters for financial advisory services provided by Connaught (UK) Limited in connection with the Public Offering, of which $1,000,000 was paid at the closing of the Public Offering and up to $2,415,000 will be payable at the time of the closing of the initial Business Combination.

The Sponsor, the holders of the Private Placement Warrants (or underlying Class A ordinary shares) and the holders of any warrants (or underlying Class A ordinary shares) issued upon conversion of working capital loans made by the Company’s Sponsor, officers, directors or their affiliates, if any such loans are issued, will be entitled to registration rights with respect to their securities pursuant to an agreement dated as of September 13, 2017. The holders of 30% of the registrable securities are entitled to demand that the Company register these securities. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination. However, the registration rights agreement will provide that the Company will not permit any registration statement to become effective until termination of applicable lock-up periods with respect to such securities.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2017, there are no preferred shares issued or outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share.

The Company had entered into a Securities Subscription Agreement, dated as of May 10, 2017 (the “Founder’s Purchase Agreement”), with the Sponsor pursuant to which the Sponsor subscribed for an aggregate of 14,375,000 Class B ordinary shares, par value $0.0001 per share of the Company, for an aggregate purchase price of $25,000. On May 18, 2017, the Sponsor surrendered 2,875,000 Class B ordinary shares for no value, and on August 23, 2017 and September 13, 2017, the Company approved share capitalizations resulting in an aggregate of 17,250,000 Class B ordinary shares issued and outstanding and held by the Sponsor (including the Class A ordinary shares issuable upon conversion thereof, the “Founder Shares”), of which 2,250,000 were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option on September 14, 2017, no Founder Shares are subject to forfeiture.

Holders of the Class A ordinary shares are entitled to one vote for each Class A ordinary share; provided that only holders of the Class B ordinary shares have the right to vote on the election of directors prior to the initial Business Combination. At September 30, 2017, there were 2,818,976 Class A ordinary shares issued and outstanding (excluding 66,181,024 Class A ordinary shares subject to possible redemption).

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares. At September 30, 2017, 17,250,000 Class B ordinary shares were issued and outstanding.

The holders of the Class B ordinary shares agreed not to transfer such shares until one year after the date of the consummation of an initial Business Combination or earlier if, subsequent to an initial Business Combination, (i) the last reported sales price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions reorganizations recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$690,203,220

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Social Capital Hedosophia Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to SCH Sponsor Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “seek” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 5, 2017 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Public Offering, the sale of warrants in a private placement that occurred simultaneously with the consummation of the Public Offering, our shares, debt or a combination of these as the consideration to be paid in our initial Business Combination.

The issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 5, 2017 (inception) to September 30, 2017 were organizational activities and those necessary to consummate the Public Offering, described below, and identifying a target company for a Business Combination. Following the Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had net loss of $62,130, which consists of operating costs of $265,350 and an unrealized loss on marketable securities held in our Trust Account of $2,244, offset by interest income on marketable securities held in the Trust Account of $205,464.

For the period from May 5, 2017 (inception) through September 30, 2017, we had net loss of $67,536, which consists of operating costs of $270,756 and an unrealized loss on marketable securities held in our Trust Account $2,244, offset by interest income on marketable securities held in the Trust Account $205,464.

Liquidity and Capital Resources

On September 18, 2017, we consummated the Public Offering of 69,000,000 Units, which includes the full exercise by the underwriters’ of their over-allotment option in the amount of 9,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $690,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $12,000,000.

In connection with the Public Offering and the Private Placement, a total of $690,000,000 was placed in the Trust Account. We incurred $34,952,301 in Public Offering related costs, including $10,000,000 of underwriting fees, $24,150,000 of deferred underwriting fees and $802,301 of other costs.

For the period from May 5, 2017 (inception) through September 30, 2017, cash used in operating activities was $504,907, consisting primarily of net loss of $67,536 and interest earned on cash and marketable securities held in the Trust Account of $205,464, offset by an unrealized loss on marketable securities held in our Trust Account of $2,244. Changes in operating assets and liabilities used $234,151 of cash from operating activities.

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $690,203,220 (including approximately $203,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2017, we had cash of $933,763 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, and administrative and support services provided to the Company. We began incurring these fees on September 18, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated September 13, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our prospectus dated September 13, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On May 10, 2017, our sponsor, subscribed for an aggregate of 14,375,000 founder shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.002 per share. On May 18, 2017, our sponsor surrendered 2,875,000 founder shares for no value, and on August 23, 2017 and September 13, 2017, we effected a share capitalization resulting in an increase in the total number of founder shares issued and outstanding by 5,750,000 (from 11,500,000 to 17,250,000). The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the Public Offering. Such securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Simultaneously with the consummation of the Public Offering on September 18, 2017, we consummated a private placement of 8,000,000 Private Placement Warrants at a price of $1.50 per warrant to our Sponsor, generating total proceeds of $12,000,000. The Private Placement Warrants are the same as the warrants sold in the Public Offering, except that the Private Placement Warrants (i) are not redeemable by the Company, (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor or any of its permitted transferees, and (iii) are entitled to registration rights (including the ordinary shares issuable upon exercise of the Private Placement Warrants). In addition, the Private Placement Warrants and their underlying securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On September 18, 2017, we consummated our Public Offering of 69,000,000 units (inclusive of 9,000,000 units sold pursuant to the underwriters’ exercising their over-allotment option), with each unit consisting of one Class A ordinary share and one-third of one warrant, each whole warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered Class A ordinary shares to the holder upon exercise of warrants issued in connection with the 69,000,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $690,000,000. Credit Suisse Securities (USA) LLC acted as the sole manager. The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-220130 and 333-220453). The SEC declared the registration statements effective on September 13, 2017.

We paid a total of $10,000,000 in underwriting discounts, and commissions and $802,301 for other costs and expenses related to the Public Offering. The underwriters agreed to defer an additional $24,150,000 in underwriting discounts and commissions, payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $24,150,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the Private Placement was $667,047,699, of which $690,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1 (1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.4 (1)	Warrant Agreement, dated September 13, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1 (1)	Letter Agreement, dated September 13, 2017, among the Company, the Sponsor, the Company’s officers and directors and the other individuals party thereto.
10.2 (1)	Investment Management Trust Agreement, dated September 13, 2017, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3 (1)	Registration Rights Agreement, dated September 13, 2017, among the Company, the Sponsor and certain other security holders named therein.
10.4 (1)	Administrative Services Agreement, dated September 13, 2017, between the Company and The Social+Capital Partnership, LLC.
10.5 (1)	Sponsor Warrants Purchase Agreement, dated September 13, 2017, between the Company and the Sponsor.
10.6 (1)	Indemnity Agreement, dated September 13, 2017, between the Company and Chamath Palihapitiya.
10.7 (1)	Indemnity Agreement, dated September 13, 2017, between the Company and Ian Osborne.
10.8 (1)	Indemnity Agreement, dated September 13, 2017, between the Company and Philip Deutch.
10.9 (1)	Indemnity Agreement, dated September 13, 2017 between the Company and Sachin Sood.
10.10 (1)	Indemnity Agreement, dated September 13, 2017, between the Company and Simon Williams.
10.11 (1)	Indemnity Agreement, dated September 13, 2017, between the Company and Anthony Bates.
10.12 (1)	Indemnity Agreement, dated September 13, 2017, between the Company and Adam Bain.
10.13 (1)	Indemnity Agreement, dated September 13, 2017, between the Company and Andrea Wong.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2* *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our Current Report on Form 8-K filed on September 18, 2017.

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Capital Hedosophia Holdings Corp.

Date: November 14, 2017		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017		/s/ Sachin Sood
	Name:	Sachin Sood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

