Form 10-Q
period 2018-06-30
Social Capital Hedosophia Holdings Corp.
filed 2018-08-14
CIK 1706946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 69,000,000 shares of the Company’s Class A ordinary shares, par value $0.0001, and 17,250,000 shares of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$817,157	$696,382
Due from underwriter	—	657,138
Prepaid expenses	121,965	272,217
Total Current Assets	939,122	1,625,737

Marketable securities held in Trust Account	697,131,808	691,941,351
Total Assets	$698,070,930	$693,567,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$314,338	$230,153
Advances from related party	346,895	126,378
Total Current Liabilities	661,233	356,531

Deferred underwriting fees	24,150,000	24,150,000
Total Liabilities	24,811,233	24,506,531

Commitments

Class A ordinary shares subject to possible redemption, 66,142,325 and 66,219,742 shares at redemption value at June 30, 2018 and December 31, 2017, respectively	668,259,696	664,060,556

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,857,675 and 2,780,258 shares issued and outstanding (excluding 66,142,325 and 66,219,742 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	286	278
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725	1,725
Additional paid-in capital	(531,870)	3,667,278
Retained earnings	5,529,860	1,330,720
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$698,070,930	$693,567,088

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018		For the Period from May 5, 2017 (Inception) Through June 30, 2017
	(Unaudited)		(Unaudited)

Operating costs	$525,012		$991,317		$5,406
Loss from operations	(525,012)		(991,317)		(5,406)

Other income:
Interest income on marketable securities held in Trust Account	3,034,352		5,355,748		—
Unrealized loss on marketable securities held in Trust Account	(68,224)		(165,291)		—
Other income, net	2,966,128		5,190,457		—

Net income	$2,441,116		$4,199,140		$(5,406)

Weighted average shares outstanding, basic and diluted	20,067,699	(1)	20,049,082	(1)	10,000,000

Basic and diluted net loss per ordinary share	$(0.02	)(2)	$(0.04	)(2)	$(0.00)

(1)	Excludes an aggregate of up to 66,142,325 shares subject to redemption at June 30, 2018.
(2)	Net loss per ordinary share – basic and diluted excludes interest income attributable to ordinary shares subject to redemption of $2,843,330 and $4,975,572 for the three and six months ended June 30, 2018.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018	For the Period from May 5, 2017 (Inception) Through June 30, 2017
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$4,199,140	$(5,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(5,355,748)	—
Unrealized loss on marketable securities held in Trust Account	165,291	—
Changes in operating assets and liabilities:
Prepaid expenses	150,252	—
Accounts payable and accrued expenses	84,185	—
Net cash used in operating activities	(756,880)	(5,406)

Cash flows from financing activities:
Receipt of amounts due from underwriter	657,138	—
Repayment of advances from related parties	(126,378)	—
Proceeds from sale of Class B ordinary shares	—	25,000
Proceeds from promissory note	—	100,000
Advances from related parties	346,895	5,406
Payment of offering costs	—	(69,500)
Net cash provided by financing activities	877,655	60,906

Net change in cash	120,775	55,500
Cash at beginning of period	696,382	—
Cash at ending of period	$817,157	$55,500

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$4,199,140	$—
Accrual of offering costs	$—	$278,372

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

All activity from May 5, 2017 (inception) through June 30, 2018 related to the Company’s formation, the offering described below and identifying a target company for a Business Combination.

The registration statements for the Company’s initial public offering were declared effective on September 13, 2017. The Company consummated a public offering of 69,000,000 units on September 18, 2017 (the “Public Offering”), including 9,000,000 units subject to the underwriters’ over-allotment option, generating gross proceeds of $690,000,000 and net proceeds of $679,854,837 after deducting $10,145,163 of transaction costs ($24,150,000 of deferred underwriting expenses may be paid upon the completion of a Business Combination), which is discussed in Note 4. The units (“Units”) sold pursuant to the Offering were sold at an offering price of $10.00 per Unit. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. In addition, the Company generated proceeds of $12,000,000 from the private placement (the “Private Placement”) of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant to SCH Sponsor Corp. (the “Sponsor”).

In connection with the closing of the Offering and the Private Placement on September 18, 2017 (the “Closing Date”), an amount of $690,000,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Placement Warrants was placed in a trust account (the “Trust Account”). Funds held in the Trust Account are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of (i) the consummation of the Company’s initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within 24 months from the Closing Date; and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise.

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

JUNE 30, 2018

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

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company is unable to complete its initial Business Combination within 24 months from the Closing Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination within 24 months from the Closing Date and is forced to redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its taxes payable and less up to $100,000 of interest that may be released to the Company to pay dissolution expenses. The Sponsor has entered into a letter agreement with the Company, pursuant to which it has waived its right to liquidating distributions from the Trust Account with respect to its Founder Shares (as defined in Note 8) if the Company fails to complete a Business Combination within 24 months after the Closing Date. However, if the Sponsor acquires Public Shares after the Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within 24 months after the Closing Date.

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

NOTE 2. LIQUIDITY

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2018, the Company had $817,157 in its operating bank accounts, $697,131,808 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $277,889. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through August 2019.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 14, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Marketable Securities Held in Trust Account

At June 30, 2018 and December 31, 2017, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Weighted average shares at June 30, 2017 were reduced for the effect of an aggregate of 1,500,000 ordinary shares that were then subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 31,000,000 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 5, 2017 (Inception) Through June 30,
	2018	2018	2017
Net income (loss)	$2,441,116	$4,199,140	$(5,406)
Less: Income attributable to ordinary shares subject to redemption	(2,843,330)	(4,975,572)	—
Adjusted net loss	$(402,214)	$(776,432)	$(5,406)

Weighted average shares outstanding, basic and diluted	20,067,699	20,049,082	10,000,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.04)	$(0.00)

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Advance from Related Party

During the six months ended June 30, 2018 and the year ended December 31, 2017, a related party advanced an aggregate of $346,895 and $126,378, respectively, for working capital purposes and for costs associated with the formation of the Company and offering costs. The advances are non-interest bearing, unsecured and due on demand. The Company repaid $126,378 of advances during the six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, outstanding advances amounted to $346,895 and $126,378, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $60,000 in fees for these services. At June 30, 2018 and December 31, 2017, $95,000 and $35,000, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The underwriters also agreed to reimburse the Company for certain offering expenses. As of December 31, 2017, the amount to be reimbursed from the underwriters amounted to $657,138, which was recorded as a receivable, with a corresponding credit to additional paid in capital. The amount was repaid during the six months ended June 30, 2018.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Holders of the Class A ordinary shares are entitled to one vote for each Class A ordinary share; provided that only holders of the Class B ordinary shares have the right to vote on the election of directors prior to the initial Business Combination. At June 30, 2018 and December 31, 2017, there were 2,857,675 and 2,780,258 Class A ordinary shares issued and outstanding, excluding 66,142,325 and 66,219,742 Class A ordinary shares subject to possible redemption, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares. At June 30, 2018 and December 31, 2017, 17,250,000 Class B ordinary shares were issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$697,131,808	$691,941,351

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 5, 2017 (inception) to June 30, 2018 were organizational activities and those necessary to consummate the Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2018, we had net income of $2,441,116 and $4,199,140, respectively, which consists of interest income on marketable securities held in the Trust Account of $3,034,352 and $5,355,748, respectively, offset by operating costs of $525,012 and $991,317, respectively, and an unrealized loss on marketable securities held in our Trust Account of $68,224 and $165,291, respectively.

For the period from May 5, 2017 (inception) through June 30, 2017, we had a net loss of $5,406, which consists of operating costs of $5,406.

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

For the six months ended June 30, 2018, cash used in operating activities was $756,880. Net income of $4,199,140 was impacted by interest earned on marketable securities held in the Trust Account of $5,355,748, an unrealized loss on marketable securities held in our Trust Account of $165,291 and changes in our operating assets and liabilities which provided $234,437 of cash from operating activities.

As of June 30, 2018, we had marketable securities held in the Trust Account of $697,131,808 (including approximately $7,132,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt are used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2018, we had cash of $817,157 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2018, we had $817,157 in our operating bank accounts, $697,131,808 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and working capital of $277,889. Based on the foregoing, we believe we will have sufficient cash to meet our needs through August 2019.

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At June 30, 2018, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At June 30, 2018, $697,131,808 (including accrued interest) was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $24,150,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Social Capital Hedosophia Holdings Corp.

Date: August 14, 2018		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018		/s/ Sachin Sood
	Name:	Sachin Sood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

