Form 10-Q
period 2018-09-30
Social Capital Hedosophia Holdings Corp.
filed 2018-11-14
CIK 1706946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, there were 69,000,000 shares of the Company’s Class A ordinary shares, par value $0.0001, and 17,250,000 shares of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$804,834	$696,382
Due from underwriter	—	657,138
Prepaid expenses	81,702	272,217
Total Current Assets	886,536	1,625,737

Marketable securities held in Trust Account	700,393,551	691,941,351
Total Assets	$701,280,087	$693,567,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$457,406	$230,153
Advances from related party	376,068	126,378
Total Current Liabilities	833,474	356,531

Deferred underwriting fees	24,150,000	24,150,000
Total Liabilities	24,983,474	24,506,531

Commitments

Class A ordinary shares subject to possible redemption, 66,133,484 and 66,219,742 shares at redemption value at September 30, 2018 and December 31, 2017, respectively	671,296,612	664,060,556

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,866,516 and 2,780,258 shares issued and outstanding (excluding 66,133,484 and 66,219,742 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	287	278
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725	1,725
Additional paid-in capital	—	3,667,278
Retained earnings	4,997,989	1,330,720
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$701,280,087	$693,567,088

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 5, 2017 (Inception) Through September 30,
	2018	2017	2018	2017

Operating costs	$224,827	$265,350	$1,216,144	$270,756
Loss from operations	(224,827)	(265,350)	(1,216,144)	(270,756)

Other income:
Interest income on marketable securities held in Trust Account	3,401,636	205,464	8,757,384	205,464
Unrealized loss on marketable securities held in Trust Account	(139,893)	(2,244)	(305,184)	(2,244)
Other income, net	3,261,743	203,220	8,452,200	203,220

Net income (loss)	$3,036,916	$(62,130)	$7,236,056	$(67,536)

Weighted average shares outstanding, basic and diluted(1)	20,107,675	12,066,894	20,068,828	11,284,826

Basic and diluted net loss per ordinary share(2)	$(0.00)	$(0.02)	$(0.04)	$(0.02)

(1)	Excludes an aggregate of up to 66,133,484 and 66,181,024 shares subject to redemption at September 30, 2018 and 2017, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to redemption of $3,126,381 and $8,101,434 for the three and nine months ended September 30, 2018, respectively, and $194,908 for the three months ended September 30, 2017 and for the period from May 5, 2017 (inception) through September 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	For the Period from May 5, 2017 (Inception) Through September 30, 2017

Cash flows from operating activities:
Net income (loss)	$7,236,056	$(67,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(8,757,384)	(205,464)
Unrealized loss on marketable securities held in Trust Account	305,184	2,244
Changes in operating assets and liabilities:
Prepaid expenses	190,515	(368,098)
Accounts payable and accrued expenses	227,253	133,947
Net cash used in operating activities	(798,376)	(504,907)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(690,000,000)
Net cash used in investing activities	—	(690,000,000)

Cash flows from financing activities:
Receipt of amounts due from underwriter	657,138	—
Advances from related parties	376,068	115,971
Repayment of advances from related parties	(126,378)	—
Proceeds from sale of Units, net of underwriting discounts paid	—	680,000,000
Proceeds from sale of Private Placement Warrants	—	12,000,000
Proceeds from sale of Class B ordinary shares	—	25,000
Proceeds from promissory note	—	100,000
Payment of offering costs	—	(802,301)
Net cash provided by financing activities	906,828	691,438,670

Net change in cash	108,452	933,763
Cash at beginning of period	696,382	—
Cash at ending of period	$804,834	$933,763

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$7,236,056	$(53,821)
Initial classification of ordinary shares subject to possible redemption	$—	$662,058,983
Deferred underwriting fee payable	$—	$24,150,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

All activity from May 5, 2017 (inception) through September 30, 2018 related to the Company’s formation, the offering described below and identifying a target company for a Business Combination.

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

In connection with the closing of the Offering and the Private Placement on September 18, 2017 (the “Closing Date”), an amount of $690,000,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Placement Warrants was placed in a trust account (the “Trust Account”). Funds held in the Trust Account are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of (i) the consummation of the Company’s initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within 24 months from the Closing Date; and (iii) the Company’s failure to consummate a Business Combination by September 18, 2019. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations should they arise.

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

SEPTEMBER 30, 2018

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

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company is unable to complete its initial Business Combination by September 18, 2019, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination by September 18, 2019 and is forced to redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its taxes payable and less up to $100,000 of interest that may be released to the Company to pay dissolution expenses. The Sponsor has entered into a letter agreement with the Company, pursuant to which it has waived its right to liquidating distributions from the Trust Account with respect to its Founder Shares (as defined in Note 8) if the Company fails to complete a Business Combination by September 18, 2019. However, if the Sponsor acquires Public Shares after the Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination by September 18, 2019.

If the Company is unable to complete its initial Business Combination by September 18, 2019 and expends all of the net proceeds of the Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the per-share redemption price for Class A ordinary shares will be $10.00, plus interest and less amounts released to the Company to pay its tax obligations. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s shareholders. Therefore, the actual per-share redemption price may be less than $10.00.

NOTE 2. LIQUIDITY

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2018, the Company had $804,834 in its operating bank accounts, $700,393,551 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $53,062, which includes the deferral of approximately $376,000 of payments until the consummation of a Business Combination. In November 2018, the Company's Sponsor committed to provide up to an aggregate of $100,000 in loans to the Company (see Note 10). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through September 18, 2019, the scheduled liquidation date.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 14, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

Marketable Securities Held in Trust Account

At September 30, 2018 and December 31, 2017, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 31,000,000 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 5, 2017 (Inception) Through September 30,
	2018	2017	2018	2017
Net income (loss)	$3,036,916	$(62,130)	$7,236,056	$(67,536)
Less: Income attributable to ordinary shares subject to redemption	(3,126,381)	(194,908)	(8,101,434)	(194,908)
Adjusted net loss	$(89,465)	$(257,038)	$(865,378)	$(262,444)

Weighted average shares outstanding, basic and diluted	20,107,675	12,066,894	20,068,828	11,284,826

Basic and diluted net loss per ordinary share	$(0.00)	$(0.02)	$(0.04)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

NOTE 6. RELATED PARTY TRANSACTIONS

Advance from Related Party

During the nine months ended September 30, 2018 and the year ended December 31, 2017, a related party advanced an aggregate of $376,068 and $126,378, respectively, for working capital purposes and for costs associated with the formation of the Company and offering costs. The advances are non-interest bearing, unsecured and due on demand. The Company repaid $126,378 of advances during the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, outstanding advances amounted to $376,068 and $126,378, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $90,000 in fees for these services. At September 30, 2018 and December 31, 2017, $125,000 and $35,000, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

The underwriters also agreed to reimburse the Company for certain offering expenses. As of December 31, 2017, the amount to be reimbursed from the underwriters amounted to $657,138, which was recorded as a receivable, with a corresponding credit to additional paid in capital. The amount was repaid during the nine months ended September 30, 2018.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share.

Holders of the Class A ordinary shares are entitled to one vote for each Class A ordinary share; provided that only holders of the Class B ordinary shares have the right to vote on the election of directors prior to the initial Business Combination. At September 30, 2018 and December 31, 2017, there were 2,866,516 and 2,780,258 Class A ordinary shares issued and outstanding, excluding 66,133,484 and 66,219,742 Class A ordinary shares subject to possible redemption, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares. At September 30, 2018 and December 31, 2017, 17,250,000 Class B ordinary shares were issued and outstanding.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$700,393,551	$691,941,351

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In November, the Sponsor committed to provide up to an aggregate of $100,000 in loans to the Company in order to finance transactions costs in connection with a Business Combination. The loans will be evidenced by a promissory note and will only be repaid upon the completion of a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 5, 2017 (inception) to September 30, 2018 were organizational activities and those necessary to consummate the Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2018, we had net income of $3,036,916 and $7,236,056, respectively, which consists of interest income on marketable securities held in the Trust Account of $3,401,636 and $8,757,384, respectively, offset by operating costs of $224,827 and $1,216,144, respectively, and an unrealized loss on marketable securities held in our Trust Account of $139,893 and $305,184, respectively.

For the three months ended September 30, 2017 and for the period from May 5, 2017 (inception) through September 30, 2017, we had net loss of $62,130 and $67,536, respectively, which consists of operating costs of $265,350 and $270,756, respectively, and an unrealized loss on marketable securities held in our Trust Account of $2,244, offset by interest income on marketable securities held in the Trust Account $205,464.

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

For the nine months ended September 30, 2018, net cash used in operating activities was $798,376. Net income of $7,236,056 was impacted by interest earned on marketable securities held in the Trust Account of $8,757,384, an unrealized loss on marketable securities held in our Trust Account of $305,184 and changes in our operating assets and liabilities, which provided $417,768 of cash from operating activities.

For the period from May 5, 2017 (inception) through September 30, 2017, net cash used in operating activities was $504,907, consisting primarily of net loss of $67,536 and interest earned on cash and marketable securities held in the Trust Account of $205,464, offset by an unrealized loss on marketable securities held in our Trust Account of $2,244. Changes in operating assets and liabilities used $234,151 of cash from operating activities.

As of September 30, 2018, we had marketable securities held in the Trust Account of $700,393,551 (including approximately $10,394,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of September 30, 2018, we had cash of $804,834 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2018, we had $804,834 in our operating bank accounts, $700,393,551 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and working capital of $53,062. In November, the Sponsor committed to provide us up to an aggregate of $100,000 in loans in order to finance transactions costs in connection with a Business Combination. The loans will be evidenced by a promissory note and will only be repaid upon the completion of a Business Combination. Based on the foregoing, we believe we will have sufficient cash to meet our needs through September 18, 2019, the scheduled liquidation date.

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At September 30, 2018, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At September 30, 2018, $700,393,551 (including accrued interest) was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $24,150,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Social Capital Hedosophia Holdings Corp.

Date: November 14, 2018		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018		/s/ Sachin Sood
	Name:	Sachin Sood
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

