Form 10-K
period 2018-12-31
Social Capital Hedosophia Holdings Corp.
filed 2019-03-18
CIK 1706946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):  Yes  ☒    No  ☐

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2018, as reported on the New York Stock Exchange, was approximately $693,450,000.

As of March 14, 2019, there were 69,000,000 shares of the Company’s Class A ordinary shares, par value $0.0001, and 17,250,000 shares of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

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

The balance of the funds held outside of the trust account are intended to be used primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2018, funds held in the Trust Account consisted solely of cash and U.S. Treasury Bills.

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

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete a Business Combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm, that such a Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a Business Combination of approximately $680.1 million as of December 31, 2018, assuming no redemptions and after payment of the $24,150,000 of deferred underwriting discount, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available on terms acceptable to us or at all.

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

Redemption Rights for Public Shareholders Upon Completion of Our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares (collectively, the “Public Shares”) upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. At completion of the Business Combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is approximately $10.21 per Public Share as of December 31, 2018. The per-share amount we will distribute to shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Initial Shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our Business Combination. Our directors and officers have entered into letter agreements similar to the one signed by our Initial Shareholders with respect to public shares acquired by them, if any.

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

Redemption of Public Shares and Liquidation if No Business Combination

Our Sponsor, officers and directors have agreed that we have only 24 months from the Close Date (i.e., until September 18, 2019) to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within the 24 month time period.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2018, we had access to up to $462,162 from the proceeds of the Public Offering and the sale of the Private Placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).

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

Conflicts of Interest

Certain of our executive officers and directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. However, we do not expect these duties to present a significant conflict of interest with our search for a Business Combination. Social Capital and Hedosophia’s traditional activities typically involve investing in private companies, investing in those entities several years prior to an initial public offering, not at the time of such offering. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties.

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

We are required to evaluate our internal control procedures starting with the fiscal year ended December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

We have no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated under the laws of the Cayman Islands in 2017 and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

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

Unlike some other blank check companies in which the Initial Shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with Business Combination, our Initial Shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any Public Shares held by them in favor of our Business Combination. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 25,875,001, or 37.5%, of the 69,000,000 issued and outstanding Public Shares to be voted in favor of a transaction (assuming all issued and outstanding ordinary shares are voted) in order to have such Business Combination approved. Our directors and officers have entered into letter agreements similar to the one signed by our Initial Shareholders with respect to public shares acquired by them, if any. We expect that our Initial Shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months after the Close Date, assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future (other than our Sponsor's commitment to provide us an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination), and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, as of December 31, 2018, the funds available to us outside of the Trust Account as well as funds available pursuant to commitment letters from the Sponsor of up to an aggregate of $200,000, will be sufficient to allow us to operate until September 18, 2019, which is the date 24 months from the Close Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See "—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share" and other risk factors herein.

If the funds not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Business Combination.

Of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, only $462,162 is available to us as of December 31, 2018 outside the Trust Account to fund our working capital requirements, in addition to the the Sponsor commitment of up to an aggregate of $200,000. In the event that such amount is insufficient to fund our search for a target business and to consummate a Business Combination we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Other than the Sponsor commitment for an aggregate of $200,000, none of our Sponsor, members of our management team or any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or certain of our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our Public Shares and our Warrants will expire worthless. See "—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share" and other risk factors herein.

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

There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors and we may not hold an annual meeting of shareholders until after we consummate our Business Combination (unless required by the NYSE). Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our Business Combination.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. At December 31, 2017, there were 400,000,000 and 32,750,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2017, there were no preferred shares issued and outstanding.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our Class A ordinary shares or Warrants who or that is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia or (iii) an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (B) it has in effect a valid election to be treated as a U.S. person (a “U.S. holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based on the composition of our income and assets, we believe we may have been a PFIC for our taxable year ending December 31, 2018. Our PFIC status for subsequent taxable years will depend on the composition of our income and assets in such subsequent taxable years and will not be known until after the end of such subsequent taxable years. Upon request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our executive officers and directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested, including companies in industries we may target for our Business Combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our Business Combination.

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

The exercise price for the Warrants is higher than in some other blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the Warrants is higher than in some other blank check companies in the past. For example, historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the Public Offering. The exercise price for our Warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the Warrants are more likely to expire worthless.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and we no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We currently maintain our offices at 120 Hawthorn Avenue, Palo Alto, CA 94301. The cost for this space is included in the $10,000 per month fee that we have agreed to pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space, adequate for our current operations.

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

(b) Holders

At March 14, 2019, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, one holder of record of our Class B ordinary shares, and two holders of record of our separately traded Warrants.

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

(d) Performance Graph

We have elected not to provide the information required under this item pursuant to the rules applicable to smaller reporting companies.

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

	Year Ended December 31, 2018	For the Period from May 5, 2017 (inception) through December 31, 2017
Income Statement Data:
Loss from operations	$(1,343,909)	$(610,631)
Net income	10,965,012	1,330,720
Basic and diluted loss per share	(0.04)	(0.04)

Cash Flow Data:
Net cash used in operating activities	(1,146,655)	(652,695)
Net cash used in investing activities	—	(690,000,000)
Net cash provided by financing activities	912,435	691,349,077

	As of December 31, 2018	As of December 31, 2017
Balance Sheet Data:
Cash	$462,162	$696,382
Marketable securities held in Trust Account	704,250,272	691,941,351
Total assets	704,757,773	693,567,088
Ordinary shares subject to possible redemption	675,025,568	664,060,556
Total shareholders’ equity	5,000,001	5,000,001

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have incurred, and expect to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 5, 2017 (inception) to December 31, 2018 were organizational activities and those necessary to consummate the Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We have generated and expected to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of $10,965,012, which consists of interest income on marketable securities held in the Trust Account of $12,579,571, offset by operating costs of $1,343,909 and an unrealized loss on marketable securities held in our Trust Account of $270,650.

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

For the year ended December 31, 2018, net cash used in operating activities was $1,146,655. Net income of $10,965,012 was affected by interest earned on marketable securities held in the Trust Account of $12,579,571, an unrealized loss on marketable securities held in the Trust Account of $270,650 and changes in our operating assets and liabilities, which provided $197,254 of cash from operating activities.

For the period from May 5, 2017 (inception) through December 31, 2017, cash used in operating activities was $652,695, consisting primarily of net income of $1,330,720 and an unrealized loss on marketable securities held in the Trust Account of $141,285, offset by interest earned on cash and marketable securities held in the Trust Account of $2,082,636. Changes in operating assets and liabilities used $42,064 of cash from operating activities.

As of December 31, 2018, we had marketable securities held in the Trust Account of $704,250,272 (including approximately $14,250,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of December 31, 2018, we had cash of $462,162 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than as described below), loan us funds as may be required. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, we had $462,162 in our operating bank accounts, $704,250,272 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $74,703. In November 2018 and February 2019, the Sponsor committed to provide us up to an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination. The loans will be evidenced by a promissory note and will only be repaid upon the completion of a Business Combination. Based on the foregoing, we believe we will have sufficient cash to meet our needs through September 18, 2019, the scheduled liquidation date.

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

Not required for smaller reporting company.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Social Capital Hedosophia Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Social Capital Hedosophia Holdings Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2018 and for the period from May 5, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from May 5, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 18, 2019

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$462,162	$696,382
Due from underwriter	—	657,138
Prepaid expenses	45,339	272,217
Total Current Assets	507,501	1,625,737

Marketable securities held in Trust Account	704,250,272	691,941,351
Total Assets	$704,757,773	$693,567,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$200,529	$230,153
Advances from related party	381,675	126,378
Total Current Liabilities	582,204	356,531

Deferred underwriting fees	24,150,000	24,150,000
Total Liabilities	24,732,204	24,506,531

Commitments

Class A ordinary shares subject to possible redemption, 66,136,664 and 66,219,742 shares at redemption value as of December 31, 2018 and 2017, respectively	675,025,568	664,060,556

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,863,336 and 2,780,258 shares issued and outstanding (excluding 66,136,664 and 66,219,742 shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	286	278
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding as of December 31, 2018 and 2017	1,725	1,725
Additional paid-in capital	—	3,667,278
Retained earnings	4,997,990	1,330,720
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$704,757,773	$693,567,088

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from May 5, 2017 (inception) Through December 31, 2017

Operating costs	$1,343,909	$610,631
Loss from operations	(1,343,909)	(610,631)

Other income:
Interest income	12,579,571	2,082,636
Unrealized loss on marketable securities held in Trust Account	(270,650)	(141,285)
Other income, net	12,308,921	1,941,351

Net income	$10,965,012	$1,330,720

Weighted average shares outstanding, basic and diluted (1)	20,080,848	14,652,083

Basic and diluted net loss per ordinary share (2)	$(0.04)	$(0.04)

(1)	Excludes an aggregate of up to 66,136,664 and 66,219,742 shares subject to redemption at December 31, 2018 and 2017, respectively.
(2)	Net loss per ordinary shares – basic and diluted excludes income attributable to ordinary shares subject to redemption of $11,798,101 and $1,863,155 for the year ended December 31, 2018 and for the period from May 5, 2017 (inception) through December 31, 2017, respectively.

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – May 5, 2017 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to sponsor	—	—	20,125,000	2,013	22,987	—	25,000

Forfeiture of Class B ordinary shares	—	—	(2,875,000)	(288)	288	—	—

Sale of 69,000,000 Units, net of underwriting discount and offering expenses	69,000,000	6,900	—	—	655,697,937	—	655,704,837

Sale of 8,000,000 Private Placement Warrants	—	—	—	—	12,000,000	—	12,000,000

Ordinary shares subject to possible redemption	(66,219,742)	(6,622)	—	—	(664,053,934)	—	(664,060,556)

Net income	—	—	—	—	—	1,330,720	1,330,720

Balance - December 31, 2017	2,780,258	278	17,250,000	1,725	3,667,278	1,330,720	5,000,001

Ordinary shares subject to possible redemption	83,078	8	—	—	(3,667,278)	(7,297,742)	(10,965,012)

Net income	—	—	—	—	—	10,965,012	10,965,012

Balance - December 31, 2018	2,863,336	$286	17,250,000	$1,725	$—	$4,997,990	$5,000,001

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	For the Period from May 5, 2017 (inception) Through December 31, 2017
Cash flows from operating activities:
Net income	$10,965,012	$1,330,720
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(12,579,571)	(2,082,636)
Unrealized loss on marketable securities held in Trust Account	270,650	141,285
Changes in operating assets and liabilities:
Prepaid expenses	226,878	(272,217)
Accounts payable and accrued expenses	(29,624)	230,153
Net cash used in operating activities	(1,146,655)	(652,695)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(690,000,000)
Net cash used in investing activities	—	(690,000,000)

Cash flows from financing activities:
Receipt of amounts due from underwriter	657,138	—
Advances received from related parties	381,675	126,378
Repayment of advances from related parties	(126,378)	—
Proceeds from sale of Units, net of underwriting discounts paid	—	680,000,000
Proceeds from sale of Private Placement Warrants	—	12,000,000
Proceeds from issuance of Class B ordinary shares	—	25,000
Proceeds from promissory note	—	100,000
Repayment of promissory note	—	(100,000)
Payment of offering costs	—	(802,301)
Net cash provided by financing activities	912,435	691,349,077

Net change in cash	(234,220)	696,382
Cash at beginning of period	696,382	—
Cash at ending of period	$462,162	$696,382

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$10,965,012	$2,001,573
Initial classification of ordinary shares subject to possible redemption	$—	$662,058,983
Deferred underwriting fee payable	$—	$24,150,000
Reimbursement of offering costs due from underwriter	$—	$657,138

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

All activity from May 5, 2017 (inception) through December 31, 2018 related to the Company’s formation, the offering described below and identifying a target company for a Business Combination.

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

DECEMBER 31, 2018

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

NOTE 2. LIQUIDITY

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, the Company had $462,162 in its operating bank accounts, $704,250,272 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $74,703, which includes the deferral of approximately $382,000 of payments until the consummation of a Business Combination. The Sponsor has committed to provide up to an aggregate of $200,000 in loans to the Company (see Note 10). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through September 18, 2019, the scheduled liquidation date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable Securities Held in Trust Account

At December 31, 2018 and 2017, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets or liabilities. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 31,000,000 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended December 31,	For the Period from May 5, 2017 (inception) through December 31,
	2018	2017
Net income	$10,965,012	$1,330,720
Less: Income attributable to ordinary shares subject to redemption	(11,798,101)	(1,863,115)
Adjusted net loss	$(833,089)	$(532,395)

Weighted average shares outstanding, basic and diluted	20,080,848	14,652,083

Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 4. INITIAL PUBLIC OFFERING

In its Public Offering, the Company sold 69,000,000 Units at a price of $10.00 per Unit in the Public Offering. Each Unit consists of one Class A ordinary share and one-third of one warrant (each whole warrant, a “Warrant”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each Warrant will become exercisable commencing on the later of 30 days after the Company’s completion of an initial Business Combination and 12 months from the Closing Date and will expire five years from the completion of a Business Combination. The Company may redeem the outstanding Warrants at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Class A ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, it will have the option to require all holders that wish to exercise their Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold in the Public Offering, the Company is required to use its best efforts to file a registration statement covering the issuance of the shares underlying the Warrants within 15 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement. No Warrants will be exercisable for cash unless the Company has an effective registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such shares. If the issuance of the shares issuable upon exercise of the Warrants is not registered under the Securities Act, holders will be permitted to exercise their Warrants on a cashless basis. If the Company is unable to consummate a Business Combination within 24 months from the Closing Date, the Company will redeem 100% of the Public Shares using the funds in the Trust Account as described in Note 1. In such event, the Warrants will expire worthless.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (other than the Sponsor's commitment to provide the Company an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

NOTE 6. RELATED PARTY TRANSACTIONS

Advance from Related Party

During the years ended December 31, 2018 and 2017, a related party advanced an aggregate of $381,675 and $126,378, respectively, for working capital purposes and for costs associated with the formation of the Company and offering costs. The advances are non-interest bearing, unsecured and due on demand. The Company repaid $126,378 of advances during the year ended December 31, 2018. As of December 31, 2018 and 2017, outstanding advances amounted to $381,675 and $126,378, respectively.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the year ended December 31, 2018 and for the period from May 5, 2017 (inception) through December 31, 2017, the Company incurred $120,000 and $35,000 in fees for these services, respectively. At December 31, 2018 and 2017, $155,000 and $35,000, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

The underwriters also agreed to reimburse the Company for certain offering expenses. As of December 31, 2017, the amount to be reimbursed from the underwriters amounted to $657,138, which was recorded as a receivable, with a corresponding credit to additional paid in capital. The amount was repaid during the year ended December 31, 2018.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018 and 2017, there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share.

Holders of the Class A ordinary shares are entitled to one vote for each Class A ordinary share and holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. Holders of Class B ordinary shares will have the right to elect all of the Company's directors prior to a Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law. At December 31, 2018 and 2017, there were 2,863,336 and 2,780,258 Class A ordinary shares issued and outstanding, excluding 66,136,664 and 66,219,742 Class A ordinary shares subject to possible redemption, respectively.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares. At December 31, 2018 and 2017, 17,250,000 Class B ordinary shares were issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$704,250,272	$691,941,351

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 12, 2019, the Sponsor committed to provide up to an aggregate of $200,000 in loans to the Company.

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

As of December 31, 2018, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting6

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of the date of as of the date of this Annual Report on Form 10-K are as follows:

Name	Age	Title
Chamath Palihapitiya	42	Chief Executive Officer and Chairman of the Board of Directors
Ian Osborne	35	President and Director
Steven Trieu	40	Chief Financial Officer
Simon Williams	38	General Counsel and Secretary
Anthony Bates	51	Vice Chairman of the Board of Directors
Adam Bain	45	Director
Andrea Wong	52	Director
Jacqueline D. Reses	49	Director
James Ryans	43	Director

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

Steven Trieu has been our Chief Financial Officer since March 2019. Mr. Trieu has been the SVP, Finance and Operations at Social Capital since October 2017 and is responsible for overseeing the operations of Social Capital’s family of funds, management company and related entities. Prior to joining Social Capital, Mr. Trieu was VP of Finance at Quora, Inc. from October 2011 to June 2016, where he was responsible for its day-to-day operations across finance and legal. Prior to that, Mr. Trieu was Director, Finance and Business Operations at Facebook, Inc. from August 2007 to October 2011. Mr. Trieu led the formation of its initial business operations and sales finance teams. Mr. Trieu also previously held a similar role at Yahoo!, Inc. supporting its local markets and commerce divisions. Before that, Mr. Trieu spent time on wall street both as an investment banking and alternative investments associate. Mr. Trieu graduated from the University of Massachusetts, Amherst with a degree in finance and economics.

Simon Williams has been our General Counsel and Secretary since May 2017. Mr. Williams is Hedosophia’s Chief Administration Officer. Prior to Hedosophia, Mr. Williams was legal counsel at Balderton Capital, the largest Europe focused venture fund. Prior to working at Balderton Capital, Mr. Williams was an associate in the London offices of each of Covington & Burling LLP and Morrison & Foerster LLP. Mr. Williams is a solicitor, qualified in England & Wales, having attended Nottingham Law School. Mr. Williams holds an MA and BA from the University of Nottingham.

Anthony Bates has been the Vice Chairman of our board of directors since May 2017. Mr. Bates was a Partner at Social Capital from April 2017 until July 2018. From June 2014 until December 2016, Mr. Bates served as President of GoPro, Inc., a maker of video and photo capture devices. From June 2013 until March 2014, Mr. Bates was the Executive Vice President, Business Development and Evangelism of Microsoft Corporation, a software company. Mr. Bates was the Chief Executive Officer of Skype Inc., a provider of software applications and related Internet communications products, from October 2010 until its acquisition by Microsoft in 2011, subsequent to which Mr. Bates served as the President of Microsoft’s Skype Division until June 2013. From 1996 to October 2010, Mr. Bates served in various roles at Cisco Systems, Inc., a networking equipment provider, most recently as Senior Vice President and General Manager of Enterprise, Commercial and Small Business. Mr. Bates currently serves on the board of directors of VMware, Inc. and Ebay, Inc.

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

Andrea Wong has served as our director as of September 2017. Ms. Wong has served as President, International Production for Sony Pictures Television Inc. and President, International for Sony Pictures Entertainment Inc. since September 2011. She previously served as President and Chief Executive Officer of Lifetime Entertainment Services, LLC from 2007 to April 2010. Ms. Wong also served as Executive Vice President with ABC, Inc., a subsidiary of The Walt Disney Company, from 2003 to 2007. Ms. Wong has served as a director of Qurate Retail Group, f/k/a Liberty Media Corporation, since April 2010, as a director of Liberty Interactive Corporation since April 2010, as a director of Hudson's Bay Company since September 2014 and as a director of Hudson Pacific Properties, Inc. since August 2017. Ms. Wong holds a BS in electrical engineering from the Massachusetts Institute of Technology and an MBA from the Stanford University Graduate School of Business.

Jacqueline D. Reses has served as Square Capital Lead since October 2015 previously served as People Lead of Square, Inc. from February 2016 to July 2018. From September 2012 to October 2015, Ms. Reses, served as Chief Development Officer of Yahoo! Inc. In this role, she focused on developing partnerships, acquisitions and investments, significant corporate and tax transactions, as well as recruiting, operations and people leadership. Prior to joining Yahoo, Ms. Reses led the U.S. media group as a Partner at Apax Partners Worldwide LLP, a global private equity firm, which she joined in 2001. Ms. Reses previously served on the board of directors of Alibaba Group Holding Limited and is currently on the board of National Public Radio and the Economic Advisory Council of the Federal Reserve Bank of San Francisco. Ms. Reses holds a BS in Economics with honors from the Wharton School of the University of Pennsylvania.

James Ryans has served as our director and chair of the audit committee since 2018. He has been a professor of accounting at London Business School since 2016. Dr. Ryans teaches financial accounting at the graduate and post-graduate levels, and directs an executive education program on mergers and acquisitions. His current research focuses on topics in mergers and acquisitions, firm disclosure, and government oversight of financial reporting. From 2012 until 2016, Dr. Ryans was a graduate student instructor at the University of California Berkeley. From 2003 to 2011, Dr. Ryans oversaw investments and business development at Chelsea Rhone LLC and its affiliate HealthCap RRG, a mutual insurance company. From 1999 until 2001, Dr. Ryans was a consultant with Deloitte & Touche. Dr. Ryans is a CFA charterholder and holds a Ph.D. in business administration from the University of California Berkeley, an MBA from the University of Michigan, and a BASc in electrical engineering from the University of Waterloo.

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

Audit Committee

Our board has established an audit committee of the board of directors. Audit committee members include Mr. Bain, Dr. Ryans and Ms. Wong. Dr. Ryans serves as chairman of the audit committee.

 Each member of the audit committee is financially literate and our board of directors has determined that Dr. Ryans qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares in connection with the consummation of our Business Combination. Our other directors and officers have entered into letter agreements similar to the one signed by our Initial Shareholders with respect to Public Shares acquired by them (if any) following the Public Offering. Additionally, our Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the closing of the Public Offering. However, if our Initial Shareholders or any of our officers, directors or affiliates acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our Business Combination within the prescribed time frame. If we do not complete our Business Combination within such applicable time period, the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Shareholders until the earlier of: (i) one year after the completion of our Business Combination; and (ii) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Business Combination. Due to the affiliation of our officers and certain of our directors with our Sponsor and since our Sponsor directly or indirectly owns approximately 20% of our issued and outstanding ordinary shares and all of the Private Placement Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our Business Combination.

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

Individual	Entity	Entity’s Business	Affiliation
Chamath Palihapitiya	Social Capital (1)	Investment Firm	Founder and Chief Executive Officer
Ian Osborne	Hedosophia Group Limited (2)	Venture Growth Firm	Co-Founder and Chief Executive Officer
Simon Williams	Hedosophia Group Limited (3)	Venture Growth Firm	General Counsel and Chief Administration Officer
Steven Trieu	Social Capital (1)	Investment Firm	SVP, Finance and Operations
Anthony Bates	VMware, Inc.	Virtualization and Cloud Infrastructure	Director
	Ebay, Inc.	Commerce	Director
Andrea Wong	Sony Pictures Entertainment	Entertainment	President, International Production for Sony Pictures Television and President, International
	Liberty Media Corporation	Owner of Media, Communications and Entertainment Companies	Director
	Qurate Retail Group, f/k/a Liberty Interactive Corporation	Owner of Video, Online Commerce and Cable Companies	Director
	Hudson's Bay Company	Retail	Director
	Hudson Pacific Properties	Real Estate	Director
Jacqueline D. Reses	Square, Inc.	Commerce	Square Capital Lead
James Ryans	London Business School	Education	Professor

(1)	Includes The Social+Capital Partnership III, L.P. and certain of its affiliates including affiliated portfolio companies.
(2)	Includes certain other affiliates of Hedosophia Group Limited, including Osborne & Partners and Connaught.
(3)	Includes certain other affiliates of Hedosophia Group Limited, other than Osborne & Partners and Connaught.

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

The following table sets forth information available to us as at March 14, 2019 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our officers and directors that beneficially own ordinary shares; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 14, 2019.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned (3)		Approximate Percentage of Class A Ordinary Shares	Approximate Percentage of Class B Ordinary Shares	Approximate Percentage of Ordinary Shares (3)
SCH Sponsor Corp.	17,250,000	(2)	—%	100.0%	20.0%
Chamath Palihapitiya (4)	17,250,000	(2)	—%	100.0%	20.0%
Ian Osborne (4)	17,250,000	(2)	—%	100.0%	20.0%
Steven Trieu	—		—	—	—
Simon Williams	—		—	—	—
Anthony Bates	—		—	—	—
Adam Bain	—		—	—	—
Andrea Wong	—		—	—	—
Jacqueline D. Reses	—		—	—	—
James Ryans	—		—	—	—
All directors and officers as a group (9 individuals)	17,250,000		—	100.0%	20.0%

Arrowgrass Capital Partners (US) LP (5)	4,500,000		6.5%	—	5.2%
Och-Ziff Capital Management Group LL (6)	3,500,000		5.1%	—	4.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Social Capital Hedosophia Holdings Corp., 120 Hawthorne Avenue, Palo Alto, CA 94301.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of our Class B ordinary shares will have the right to elect all of our directors prior to our initial business combination and holders of our Class A ordinary shares will not be entitled to vote on the election of directors during such time.

(4)	Messrs. Palihapitiya and Osborne may be deemed to beneficially own shares held by our sponsor by virtue of their shared control over our sponsor. Each of Messrs. Palihapitiya and Osborne disclaims beneficial ownership of our ordinary shares held by our sponsor.

(5)	According to the Schedule 13G filed on February 14, 2019, Arrowgrass Capital Partners (US) LP (“ACP”), which serves as the investment manager to certain funds and/or accounts (the “Arrowgrass Funds”), and Arrowgrass Capital Services (US) Inc., which serves as the general partner of ACP, share voting and dispositive power over the 4,500,000 Class A ordinary shares directly held by Arrowgrass Funds. The address of the business office of each of the Reporting Persons is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.

(6)	According to the Schedule 13G filed on September 20, 2017, OZ Management LP, Och-Ziff Holding Corporation, Och-Ziff Capital Management Group LLC, Daniel S. Och and OZ Master Fund, Ltd. share voting and dispositive power the 3,500,000 Class A ordinary shares reported. The business address for OZ Management LP, Och-Ziff Holding Corporation, Och-Ziff Capital Management Group LLC and Daniel S. Och is 9 West 57 th Street, 39 th Floor, New York, New York 10019. The business address of OZ Master Fund, Ltd. is c/o State Street (Cayman) Trust, Limited, P.O. Box 896, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, Grand Cayman, Cayman Islands KYI-1103

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

Related Party Note and Advances

On May 10, 2017, The Company issued a $300,000 principal amount unsecured promissory note to the Sponsor pursuant to which it borrowed an aggregate amount of $100,000. The note was non-interest bearing and payable on the earlier of (i) December 31, 2017 and (ii) the consummation of the Public Offering. As of December 31, 2017, the Company repaid the outstanding $100,000 loan.

During the year ended December 31, 2018 and 2017, a related party advanced an aggregate of $381,675 and $126,378, respectively, for working capital purposes and for costs associated with our formation and offering costs. The advances are non-interest bearing, unsecured and due on demand. We repaid $126,378 of advances during the year ended December 31, 2018. As of December 31, 2018 and 2017, outstanding advances amounted to $381,675 and $126,378, respectively.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (other than our Sponsor's commitment to provide us an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the year ended December 31, 2018 and for the period from May 5, 2017 (inception) through December 31, 2017, the Company incurred $120,000 and $35,000, respectively, in fees for these services. At December 31, 2018 and 2017, $155,000 and $35,000, respectively, is included in accounts payable and accrued expenses.

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

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year ended December 31, 2018	For the Period from May 5, 2017 2017 (inception) through December 31, 2017
Audit Fees (1)	$54,848	$54,270
Audit-Related Fees (2)	—	46,950
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$54,848	$101,220

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.4(1)	Warrant Agreement, dated September 13, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1(1)	Letter Agreement, dated September 13, 2017, among the Company, the Sponsor, the Company’s officers and directors and the other individuals party thereto.
10.2(1)	Investment Management Trust Agreement, dated September 13, 2017, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated September 13, 2017, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated September 13, 2017, between the Company and The Social+Capital Partnership, LLC.
10.5(1)	Sponsor Warrants Purchase Agreement, dated September 13, 2017, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated September 13, 2017, between the Company and Chamath Palihapitiya.
10.7(1)	Indemnity Agreement, dated September 13, 2017, between the Company and Ian Osborne.
10.8(1)	Indemnity Agreement, dated September 13, 2017, between the Company and Philip Deutch.
10.9(1)	Indemnity Agreement, dated September 13, 2017 between the Company and Sachin Sood.
10.10(1)	Indemnity Agreement, dated September 13, 2017, between the Company and Simon Williams.
10.11(1)	Indemnity Agreement, dated September 13, 2017, between the Company and Anthony Bates.
10.12(1)	Indemnity Agreement, dated September 13, 2017, between the Company and Adam Bain.
10.13(1)	Indemnity Agreement, dated September 13, 2017, between the Company and Andrea Wong.
10.14(2)	Indemnity Agreement, dated February 5, 2018, between the Company and Jacqueline D. Reses.
10.15(2)	Indemnity Agreement, dated February 5, 2018, between the Company and James Ryans.
10.16(3)	Indemnity Agreement, dated March 8, 2019, between the Company and Steven Trieu.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Current Report on Form 8-K filed on September 18, 2017.
(2)	Incorporated by reference to our Annual Report on Form 10-K filed on February 14, 2018.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on March 11, 2019.

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	Form 10K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Capital Hedosophia Holdings Corp.

Date: March 18, 2019		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2019		/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chamath Palihapitiya and Steven Trieu and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chamath Palihapitiya	Chief Executive Officer and Chairman of the Board of Directors	March 18, 2019
Chamath Palihapitiya

/s/ Anthony Bates	Vice Chairman of the Board of Directors	March 18, 2019
Anthony Bates

/s/ Ian Osborne	President and Director	March 18, 2019
Ian Osborne	(Principal Executive Officer)

/s/ Steven Trieu	Chief Financial Officer	March 18, 2019
Steven Trieu	(Principal Financial and Accounting Officer)

/s/ Adam Bain	Director	March 18, 2019
Adam Bain

/s/ Andrea Wong	Director	March 18, 2019
Andrea Wong

/s/ Jacqueline D. Reses	Director	March 18, 2019
Jacqueline D. Reses

/s/ James Ryans	Director	March 18, 2019
James Ryans

