Form 10-Q
period 2019-03-31
Social Capital Hedosophia Holdings Corp.
filed 2019-05-10
CIK 1706946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one Warrant to purchase one Class A ordinary share	IPOA.U	New York Stock Exchange
Class A ordinary shares, $0.0001 par value per share	IPOA	New York Stock Exchange
Warrants to purchase Class A ordinary shares	IPOA.WS	New York Stock Exchange

As of May 10, 2019, there were 69,000,000 shares of the Company’s Class A ordinary shares, par value $0.0001, and 17,250,000 shares of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$326,346	$462,162
Prepaid expenses	145,837	45,339
Total Current Assets	472,183	507,501

Marketable securities held in Trust Account	708,426,313	704,250,272
Total Assets	$708,898,496	$704,757,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$274,808	$200,529
Advances from related party	405,124	381,675
Total Current Liabilities	679,932	582,204

Deferred underwriting fees	24,150,000	24,150,000
Total Liabilities	24,829,932	24,732,204

Commitments

Class A ordinary shares subject to possible redemption, 66,140,585 and 66,136,664 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	679,068,563	675,025,568

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,859,415 and 2,863,336 shares issued and outstanding (excluding 66,140,585 and 66,136,664 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	286	286
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725	1,725
Retained earnings	4,997,990	4,997,990
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$708,898,496	$704,757,773

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$133,046	$466,305
Loss from operations	(133,046)	(466,305)

Other income:
Interest income on marketable securities held in Trust Account	4,193,961	2,321,396
Unrealized loss on marketable securities held in Trust Account	(17,920)	(97,067)
Other income, net	4,176,041	2,224,329

Net income	$4,042,995	$1,758,024

Weighted average shares outstanding, basic and diluted (1)	20,113,336	20,030,258

Basic and diluted net income (loss) per ordinary share (2)	$0.00	$(0.02)

(1)	Excludes an aggregate of up to 66,140,585 and 66,182,301 shares subject to redemption at March 31, 2019 and 2018, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to redemption of $4,003,153 and $2,133,576 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2018	2,780,258	$278	17,250,000	$1,725	$3,667,278	$1,330,720	$5,000,001

Change in value of ordinary shares subject to possible redemption	37,441	4	—	—	(1,758,028)	—	(1,758,024)

Net income	—	—	—	—	—	1,758,024	1,758,024

Balance – March 31, 2018	2,817,699	$282	17,250,000	$1,725	$1,909,250	$3,088,744	$5,000,001

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	2,863,336	$286	17,250,000	$1,725	$—	$4,997,990	$5,000,001

Change in value of ordinary shares subject to possible redemption	(3,921)	—	—	—	—	(4,042,995)	(4,042,995)

Net income	—	—	—	—	—	4,042,995	4,042,995

Balance – March 31, 2019	2,859,415	$286	17,250,000	$1,725	$—	$4,997,990	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$4,042,995	$1,758,024
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(4,193,961)	(2,321,396)
Unrealized loss on marketable securities held in Trust Account	17,920	97,067
Changes in operating assets and liabilities:
Prepaid expenses	(100,498)	32,850
Accounts payable and accrued expenses	74,279	213,089
Net cash used in operating activities	(159,265)	(220,366)

Cash flows from financing activities:
Receipt of amounts due from underwriter	—	657,138
Advances from related parties	23,449	—
Repayment of advances from related parties	—	(126,378)
Net cash provided by financing activities	23,449	530,760

Net change in cash	(135,816)	310,394
Cash at beginning of period	462,162	696,382
Cash at ending of period	$326,346	$1,006,776

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$4,042,995	$1,758,024

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

All activity from May 5, 2017 (inception) through March 31, 2019 related to the Company’s formation, the Company’s initial public offering of 69,000,000 units (the “Public Offering”), the simultaneous sale of 8,000,000 warrants (“Private Placement Warrants”) in a private placement (the “Private Placement”) at a price of $1.50 per warrant to SCH Sponsor Corp. (the “Sponsor”) and identifying a target company for a Business Combination.

NOTE 2. LIQUIDITY

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account (as defined below) for working capital purposes. In connection with the closing of the Offering and the Private Placement on September 18, 2017, an amount of $690,000,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units) from the sale of the Units and Private Placement Warrants was placed in a trust account (the “Trust Account”). As of March 31, 2019, the Company had $326,346 in its operating bank accounts, $708,426,313 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $207,749, which includes the deferral of approximately $405,000 of payments until the consummation of a Business Combination. The Sponsor has committed to provide up to an aggregate of $200,000 in loans to the Company. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through September 18, 2019, the scheduled liquidation date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 18, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future periods.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 31,000,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$4,042,995	$1,758,024
Less: Income attributable to ordinary shares subject to redemption	(4,003,153)	(2,133,576)
Adjusted net income (loss)	$39,842	$(375,552)

Weighted average shares outstanding, basic and diluted	20,113,336	20,030,258

Basic and diluted net income (loss) per ordinary share	$0.00	$(0.02)

NOTE 4. RELATED PARTY TRANSACTIONS

Advance from Related Party

During the three months ended March 31, 2019 and the year ended December 31, 2018, a related party advanced an aggregate of $23,449 and $381,675, respectively, for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of March 31, 2019 and December 31, 2018, outstanding advances amounted to $405,124 and $381,675, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and administrative and support services. For each of the three months March 31, 2019 and 2018, the Company incurred $30,000 in fees for these services. At March 31, 2019 and December 31, 2018, $185,000 and $155,000, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

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

NOTE 5. COMMITMENTS

The underwriters of the Company’s Public Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Public Offering, or $24,150,000, payable upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement entered into in connection with the Public Offering. The underwriters have agreed to waive their right to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 2,859,415 and 2,863,336 Class A ordinary shares issued and outstanding, excluding 66,140,585 and 66,136,664 Class A ordinary shares subject to possible redemption, respectively. At March 31, 2019 and December 31, 2018, 17,250,000 Class B ordinary shares were issued and outstanding.

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

NOTE 7. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$708,426,313	$704,250,272

NOTE 8. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “seek” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 5, 2017 (inception) to March 31, 2019 were organizational activities and those necessary to consummate the Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We have generated and expected to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $4,042,995, which consists of interest income on marketable securities held in the Trust Account of $4,193,961, offset by operating costs of $133,046 and an unrealized loss on marketable securities held in the Trust Account of $17,920.

For the three months ended March 31, 2018, we had net income of $1,758,024, which consists of interest income on marketable securities held in the Trust Account of $2,321,396, offset by operating costs of $466,305 and an unrealized loss on marketable securities held in the Trust Account of $97,067.

Liquidity and Capital Resources

For the three months ended March 31, 2019, net cash used in operating activities was $159,265. Net income of $4,042,995 was affected by interest earned on marketable securities held in the Trust Account of $4,193,961, an unrealized loss on marketable securities held in the Trust Account of $17,920 and changes in our operating assets and liabilities, which used $26,219 of cash from operating activities.

For the three months ended March 31, 2018, cash used in operating activities was $220,366. Net income of $1,758,024 was impacted by interest earned on marketable securities held in the Trust Account of $2,321,396, an unrealized loss on marketable securities held in the Trust Account of $97,067 and changes in our operating assets and liabilities which provided $245,939 of cash from operating activities.

As of March 31, 2019, we had marketable securities held in the Trust Account of $708,426,313 (including approximately $18,426,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of March 31, 2019, we had cash of $326,346 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than as described below), loan us funds as may be required. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, we had $326,346 in our operating bank accounts, $708,426,313 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $207,749. In November 2018 and February 2019, the Sponsor committed to provide us up to an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination. The loans will be evidenced by a promissory note and will only be repaid upon the completion of a Business Combination. Based on the foregoing, we believe we will have sufficient cash to meet our needs through September 18, 2019, the scheduled liquidation date.

If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2018 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1(1)	Indemnity Agreement, dated March 8, 2019, between the Company and Steven Trieu
10.2(1)	Letter Agreement, dated March 8, 2019, between the Company and Steven Trieu
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Current Report on Form 8-K filed on March 11, 2019.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Social Capital Hedosophia Holdings Corp.

Date: May 10, 2019		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019		/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

