Form 10-Q
period 2019-06-30
Social Capital Hedosophia Holdings Corp.
filed 2019-08-09
CIK 1706946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 69,000,000 shares of the Company’s Class A ordinary shares, par value $0.0001, and 17,250,000 shares of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

Quarterly Report on Form 10-Q

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$274,295	$462,162
Prepaid expenses	79,812	45,339
Total Current Assets	354,107	507,501

Marketable securities held in Trust Account	712,534,665	704,250,272
Total Assets	$712,888,772	$704,757,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,466,601	$200,529
Advances from related party	759,414	381,675
Total Current Liabilities	3,226,015	582,204

Deferred underwriting fees	24,150,000	24,150,000
Total Liabilities	27,376,015	24,732,204

Commitments

Class A ordinary shares subject to possible redemption, 65,899,081 and 66,136,664 shares at redemption value at June 30, 2019 and December 31, 2018, respectively	680,512,756	675,025,568

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,100,919 and 2,863,336 shares issued and outstanding (excluding 65,899,081 and 66,136,664 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	310	286
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725	1,725
Retained earnings	4,997,966	4,997,990
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$712,888,772	$704,757,773

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating costs	$2,664,159	$525,012	$2,797,205	$991,317
Loss from operations	(2,664,159)	(525,012)	(2,797,205)	(991,317)

Other income:
Interest income on marketable securities held in Trust Account	4,360,454	3,034,352	8,554,415	5,355,748
Unrealized loss on marketable securities held in Trust Account	(252,102)	(68,224)	(270,022)	(165,291)
Other income, net	4,108,352	2,966,128	8,284,393	5,190,457

Net income	$1,444,193	$2,441,116	$5,487,188	$4,199,140

Weighted average shares outstanding, basic and diluted (1)	20,109,415	20,067,699	20,111,365	20,049,082

Basic and diluted loss per ordinary share (2)	$(0.12)	$(0.02)	$(0.12)	$(0.04)

(1)	Excludes an aggregate of up to 65,899,081 and 66,142,325 shares subject to redemption at June 30, 2019 and 2018, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to redemption of $3,923,887 and $7,912,424 for the three and six months ended June 30, 2019, respectively, and $2,843,330 and $4,975,572 for the three and six months ended June 30, 2018, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2018	2,780,258	$278	17,250,000	$1,725	$3,667,278	$1,330,720	$5,000,001

Change in value of ordinary shares subject to possible redemption	37,441	4	—	—	(1,758,028)	—	(1,758,024)

Net income	—	—	—	—	—	1,758,024	1,758,024

Balance – March 31, 2018	2,817,699	282	17,250,000	1,725	1,909,250	3,088,744	5,000,001

Change in value of ordinary shares subject to possible redemption	39,976	4	—	—	(1,909,250)	(531,870)	(2,441,116)

Net income	—	—	—	—	—	2,441,116	2,441,116

Balance – June 30, 2018	2,857,675	$286	17,250,000	$1,725	$—	$4,997,990	$5,000,001

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	2,863,336	$286	17,250,000	$1,725	$—	$4,997,990	$5,000,001

Change in value of ordinary shares subject to possible redemption	(3,921)	—	—	—	—	(4,042,995)	(4,042,995)

Net income	—	—	—	—	—	4,042,995	4,042,995

Balance – March 31, 2019	2,859,415	286	17,250,000	1,725	—	4,997,990	5,000,001

Change in value of ordinary shares subject to possible redemption	241,504	24	—	—	—	(1,444,217)	(1,444,193)

Net income	—	—	—	—	—	1,444,193	1,444,193

Balance – June 30, 2019	3,100,919	$310	17,250,000	$1,725	$—	$4,997,966	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,487,188	$4,199,140
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(8,554,415)	(5,355,748)
Unrealized loss on marketable securities held in Trust Account	270,022	165,291
Changes in operating assets and liabilities:
Prepaid expenses	(34,473)	150,252
Accounts payable and accrued expenses	2,266,072	84,185
Net cash used in operating activities	(565,606)	(756,880)

Cash flows from financing activities:
Receipt of amounts due from underwriter	—	657,138
Advances from related parties	377,739	346,895
Repayment of advances from related parties	—	(126,378)
Net cash provided by financing activities	377,739	877,655

Net change in cash	(187,867)	120,775
Cash at beginning of period	462,162	696,382
Cash at ending of period	$274,295	$817,157

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$5,487,188	$4,199,140

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Social Capital Hedosophia Holdings Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

All activity from May 5, 2017 (inception) through June 30, 2019 related to the Company’s formation, the Company’s initial public offering of 69,000,000 units (the “Public Offering”), the simultaneous sale of 8,000,000 warrants (“Private Placement Warrants”) in a private placement (the “Private Placement”) at a price of $1.50 per warrant to SCH Sponsor Corp. (the “Sponsor”), identifying a target company for a Business Combination and activities in connection with the proposed Virgin Galactic Business Combination (as defined below), as more fully described in Note 8.

NOTE 2. LIQUIDITY AND GOING CONCERN

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account (as defined below) for working capital purposes. In connection with the closing of the Offering and the Private Placement on September 18, 2017, an amount of $690,000,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units) from the sale of the Units and Private Placement Warrants was placed in a trust account (the “Trust Account”). As of June 30, 2019, the Company had $274,295 in its operating bank accounts, $712,534,665 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,871,908, which includes the deferral of approximately $759,000 of payments until the consummation of a Business Combination.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (other than the Sponsor's commitment to provide the Company an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 18, 2019, the scheduled liquidation date. The Company filed a preliminary proxy statement to, among other things, seek stockholder approval to extend the date by which the Company is required to consummate a Business Combination from September 18, 2019 to December 18, 2019 (see Note 8). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 18, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future periods.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 31,000,000 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,444,193	$2,441,116	$5,487,188	$4,199,140
Less: Income attributable to ordinary shares subject to possible redemption	(3,923,887)	(2,843,330)	(7,912,424)	(4,975,572)
Adjusted net loss	$(2,479,694)	$(402,214)	$(2,425,236)	$(776,432)

Weighted average shares outstanding, basic and diluted	20,109,415	20,067,699	20,111,365	20,049,082

Basic and diluted net loss per ordinary share	$(0.12)	$(0.02)	$(0.12)	$(0.04)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

Advance from Related Party

During the six months ended June 30, 2019 and the year ended December 31, 2018, a related party advanced an aggregate of $377,739 and $381,675, respectively, for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of June 30, 2019 and December 31, 2018, outstanding advances amounted to $759,414 and $381,675, respectively.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and administrative and support services. For each of the three and six months ended June 30, 2019 and 2018, the Company incurred $30,000 and $60,000 in fees for these services. At June 30, 2019 and December 31, 2018, fees amounting to $215,000 and $155,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 3,100,919 and 2,863,336 Class A ordinary shares issued and outstanding, excluding 65,899,081 and 66,136,664 Class A ordinary shares subject to possible redemption, respectively. At June 30, 2019 and December 31, 2018, 17,250,000 Class B ordinary shares were issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, including pursuant to the Virgin Galactic Business Combination. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares outstanding upon completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$712,534,665	$704,250,272

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger Agreement

On July 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vieco 10 Limited, a company limited by shares under the laws of the British Virgin Islands (“V10”), Foundation Sub 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub A”), Foundation Sub 2, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub B”), Foundation Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub LLC” and, collectively with Merger Sub A and Merger Sub B, the “Merger Subs”), TSC Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of V10 (“Company A”), Virgin Galactic Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of V10 (“Company B”), and VGH, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of V10 (“Company LLC” and, collectively with Company A and Company B, the “VG Companies” and together with V10, “VG”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, including the Purchase Agreement, the “Virgin Galactic Business Combination”):

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

(i)	at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, (x) Merger Sub A will merge with and into Company A, the separate corporate existence of Merger Sub A will cease and Company A will be the surviving corporation and a wholly owned subsidiary of the Company (“Corp Merger A”), (y) Merger Sub B will merge with and into Company B, the separate corporate existence of Merger Sub B will cease and Company B will be the surviving corporation and a wholly owned subsidiary of the Company (“Corp Merger B”) and (z) Merger Sub LLC will merge with and into Company LLC, the separate company existence of Merger Sub LLC will cease and Company LLC will be the surviving company and a wholly owned subsidiary of the Company (the “LLC Merger” collectively with Corp Merger A and Corp Merger B, the “Mergers”);

(ii)	as a result of the Mergers, among other things, all outstanding shares of common stock or limited liability company interests, as applicable, of each of the VG Companies will be cancelled in exchange for the right to receive 130,000,000 shares of the Company’s common stock (after the Domestication (as defined below)).

Domestication

Pursuant to the Merger Agreement, prior to the Closing, and in accordance with the Delaware General Corporation Law (the “DGCL”), Cayman Islands Companies Law (2018 Revision) (the “CICL”) and the Company’s Amended and Restated Memorandum and Articles of Association, the Company will effect a deregistration under the CICL and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001, per share of the Company (after its Domestication) (the “common stock”), (ii) each of the then issued and outstanding Class B ordinary shares will convert automatically, on a one-for-one basis, into a share of the Company’s common stock (except that, in connection with the Domestication, our Sponsor will instead receive upon the conversion of the Class B ordinary shares held by it, a number of shares of the Company’s common stock equal to (x) the number of Class B ordinary shares held by it as of immediately prior to the Domestication minus (y) after giving effect to the Domestication, the number of shares of the Company’s common stock underlying the restricted stock units granted to certain independent directors of the Company that were outstanding as of immediately prior to the Domestication), (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of the Company’s common stock (the “Domesticated Warrants”), pursuant to the Warrant Agreement, dated September 13, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of the Company will convert automatically into a unit of the Company (after the Domestication) (the “Domesticated Units”), with each Domesticated Unit representing one share of the Company’s common stock and one-third of one Domesticated Warrant.

Repurchase

Pursuant to the Merger Agreement, promptly following the Close (and in no event later than ten business thereafter), if the Available SCH Cash (as defined in the Merger Agreement) is greater than $500,000,000 (the amount by which the Available SCH Cash exceeds $500,000,000, the “Remaining Cash”), then the Company will, at V10’s election (to be made within five business days after the Closing), use cash in an amount up to the lesser of $200,000,000 and the Remaining Cash to repurchase shares of the Company’s common stock from V10 at a purchase price of $10.00 per share.

Extension

In connection with the transactions contemplated by the Merger Agreement, the Company will, to the extent required under the Merger Agreement and subject to the approval of the Company’s shareholders, extend the period within which the Company must have completed a Business Combination to December 18, 2019 and, if required, to April 18, 2020. On July 22, 2019, the Company filed a preliminary proxy statement to extend the period within which the Company must have completed a Business Combination to December 18, 2019.

Purchase Agreement

On July 9, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”), in connection with the transactions contemplated by the Merger Agreement, with Chamath Palihapitiya and V10, pursuant to which Mr. Palihapitiya has agreed to, concurrently with the consummation of the Mergers, at the option of V10, (i) purchase a number of newly issued shares of the Company’s common stock from the Company in exchange for cash to be retained by the Company, or (ii) purchase a number of shares of the Company’s common stock from V10, which will reduce the number of shares purchased directly from the Company pursuant to clause (i), in each case, subject to the terms and conditions contemplated by the Purchase Agreement; provided that the aggregate number of shares of the Company’s common stock to be purchased by Mr. Palihapitiya pursuant to the Purchase Agreement will not, in any event, exceed 10,000,000, and the aggregate price paid for such shares will be equal to $100,000,000.

The Virgin Galactic Business Combination will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, the Virgin Galactic Business Combination (as defined in Note 8 in Item 1 above) and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “seek” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On July 9, 2019, we entered into the Merger Agreement with Vieco 10 Limited, a company limited by shares under the laws of the British Virgin Islands (“V10”), Foundation Sub 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, Foundation Sub 2, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, Foundation Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company and TSC Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of V10, Virgin Galactic Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of V10, and VGH, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of V10. In addition, the Company entered into the Purchase Agreement with Mr. Palihapitiya and V10. On July 22, 2019, we filed a preliminary proxy statement to extend the period within which we must have completed a Business Combination to December 18, 2019. See Note 8 in Item 1 above for a description of the Merger Agreement, the Purchase Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 5, 2017 (inception) to June 30, 2019 were organizational activities and those necessary to consummate the Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed Virgin Galactic Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We have generated and expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended June 30, 2019, we had net income of $1,444,193, which consists of interest income on marketable securities held in the Trust Account of $4,360,454, offset by operating costs of $2,664,159 and an unrealized loss on marketable securities held in the Trust Account of $252,102.

For the six months ended June 30, 2019, we had net income of $5,487,188, which consists of interest income on marketable securities held in the Trust Account of $8,554,415, offset by operating costs of $2,797,205 and an unrealized loss on marketable securities held in the Trust Account of $270,022.

For the three months ended June 30, 2018, we had net income of $2,441,116, which consists of interest income on marketable securities held in the Trust Account of $3,034,352, offset by operating costs of $525,012 and an unrealized loss on marketable securities held in the Trust Account of $68,224.

For the six months ended June 30, 2018, we had net income of $4,199,140, which consists of interest income on marketable securities held in the Trust Account of $5,355,748, offset by operating costs of $991,317 and an unrealized loss on marketable securities held in the Trust Account of $165,291.

Liquidity and Capital Resources

For the six months ended June 30, 2019, net cash used in operating activities was $565,606. Net income of $5,487,188 was affected by interest earned on marketable securities held in the Trust Account of $8,554,415, an unrealized loss on marketable securities held in the Trust Account of $270,022 and changes in our operating assets and liabilities, which provided $2,231,599 of cash from operating activities.

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

As of June 30, 2019, we had marketable securities held in the Trust Account of $712,534,665 (including approximately $22,535,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of June 30, 2019, we had cash of $274,295 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors or third parties. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, we had $274,295 in our operating bank accounts, $712,534,665 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $2,871,908.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.1

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

1 NTD: Disclosure will be need to be updated for next 10-Q.

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

Social Capital Hedosophia Holdings Corp.

Date: August 9, 2019		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019		/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)