Form 10-Q
period 2019-09-30
Virgin Galactic Holdings, Inc
filed 2019-11-12
CIK 1706946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38202

Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1366046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

166 North Roadrunner Parkway, Suite 1C Las Cruces, New Mexico	88011
(Address of Principal Executive Offices)	(Zip Code)

(661) 824-6690
(Registrant’s telephone number, including area code)

Social Capital Hedosophia Holdings Corp.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one-third of one Warrant to purchase one share of common stock	SPCE.U	New York Stock Exchange
Common stock, $0.0001 par value per share	SPCE	New York Stock Exchange
Warrants to purchase common stock	SPCE.WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 12, 2019, there were 82,478,822 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$48,489	$462,162
Prepaid expenses	74,258	45,339
Total Current Assets	122,747	507,501

Marketable securities held in Trust Account	677,167,505	704,250,272
Total Assets	$677,290,252	$704,757,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,479,951	$200,529
Advances from related party	1,725,813	381,675
Total Current Liabilities	7,205,764	582,204

Deferred underwriting fees	24,150,000	24,150,000
Total Liabilities	31,355,764	24,732,204

Commitments

Class A ordinary shares subject to possible redemption, 61,738,641 and 66,136,664 shares at redemption value at September 30, 2019 and December 31, 2018, respectively	640,934,487	675,025,568

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,490,181 and 2,863,336 shares issued and outstanding (excluding 61,738,641 and 66,136,664 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	349	286
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725	1,725
Retained earnings	4,997,927	4,997,990
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$677,290,252	$704,757,773

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating costs	$4,211,109	$224,827	$7,008,314	$1,216,144
Loss from operations	(4,211,109)	(224,827)	(7,008,314)	(1,216,144)

Other income:
Interest income on marketable securities held in Trust Account	3,470,728	3,401,636	12,025,143	8,757,384
Unrealized gain (loss) on marketable securities held in Trust Account	258,197	(139,893)	(11,825)	(305,184)
Other income, net	3,728,925	3,261,743	12,013,318	8,452,200

Net (loss) income	$(482,184)	$3,036,916	$5,005,004	$7,236,056

Weighted average shares outstanding, basic and diluted (1)	20,350,919	20,107,675	20,192,094	20,068,828

Basic and diluted loss per ordinary share (2)	$(0.20)	$(0.00)	$(0.32)	$(0.04)

(1)	Excludes an aggregate of up to 61,738,641 and 66,133,484 shares subject to redemption at September 30, 2019 and 2018, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to redemption of $3,529,428 and $11,370,605 for the three and nine months ended September 30, 2019, respectively, and $3,126,381 and $8,101,434 for the three and nine months ended September 30, 2018, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2018	2,780,258	$278	17,250,000	$1,725	$3,667,278	$1,330,720	$5,000,001

Change in value of ordinary shares subject to possible redemption	37,441	4	—	—	(1,758,028)	—	(1,758,024)

Net income	—	—	—	—	—	1,758,024	1,758,024
Balance – March 31, 2018	2,817,699	282	17,250,000	1,725	1,909,250	3,088,744	5,000,001

Change in value of ordinary shares subject to possible redemption	39,976	4	—	—	(1,909,250)	(531,870)	(2,441,116)

Net income	—	—	—	—	—	2,441,116	2,441,116
Balance – June 30, 2018	2,857,675	286	17,250,000	1,725	—	4,997,990	5,000,001

Change in value of ordinary shares subject to possible redemption	8,841	1	—	—	—	(3,036,917)	(3,036,916)

Net income	—	—	—	—	—	3,036,916	3,036,916
Balance – September 30, 2018	2,866,516	$287	17,250,000	$1,725	$—	$4,997,989	$5,000,001

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	2,863,336	$286	17,250,000	$1,725	$—	$4,997,990	$5,000,001

Change in value of ordinary shares subject to possible redemption	(3,921)	—	—	—	—	(4,042,995)	(4,042,995)

Net income	—	—	—	—	—	4,042,995	4,042,995
Balance – March 31, 2019	2,859,415	286	17,250,000	1,725	—	4,997,990	5,000,001

Change in value of ordinary shares subject to possible redemption	241,504	24	—	—	—	(1,444,217)	(1,444,193)

Net income	—	—	—	—	—	1,444,193	1,444,193
Balance – June 30, 2019	3,100,919	310	17,250,000	1,725	—	4,997,966	5,000,001

Change in value of ordinary shares subject to possible redemption	389,262	39	—	—	—	482,145	482,184

Net loss	—	—	—	—	—	(482,184)	(482,184)
Balance – September 30, 2019	3,490,181	$349	17,250,000	$1,725	$—	$4,997,927	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,005,004	$7,236,056
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(12,025,143)	(8,757,384)
Unrealized loss on marketable securities held in Trust Account	11,825	305,184
Changes in operating assets and liabilities:
Prepaid expenses	(28,919)	190,515
Accounts payable and accrued expenses	5,279,422	227,253
Net cash used in operating activities	(1,757,811)	(798,376)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemptions	39,096,085	—
Net cash provided by investing activities	39,096,085	—

Cash flows from financing activities:
Receipt of amounts due from underwriter	—	657,138
Advances from related party	1,344,138	376,068
Redemption of Class A common shares	(39,096,085)	—
Repayment of advances from related party	—	(126,378)
Net cash (used in) provided by financing activities	(37,751,947)	906,828

Net change in cash	(413,673)	108,452
Cash at beginning of period	462,162	696,382
Cash at ending of period	$48,489	$804,834

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$5,005,004	$7,236,056

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

As of September 30, 2019, Social Capital Hedosophia Holdings Corp. (the “Company”) was a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

All activity from May 5, 2017 (inception) through September 30, 2019 related to the Company’s formation, the Company’s initial public offering of 69,000,000 units (the “Public Offering”), the simultaneous sale of 8,000,000 warrants (“Private Placement Warrants”) in a private placement (the “Private Placement”) at a price of $1.50 per warrant to SCH Sponsor Corp. (the “Sponsor”), identifying a target company for a Business Combination and activities in connection with the Virgin Galactic Business Combination (as defined below), as more fully described in Note 5.

On September 9, 2019, in connection with its Extraordinary General Meeting held on September 9, 2019, the Company’s shareholders approved to extend the period of time for which the Company is required to consummate a Business Combination from September 18, 2019 to December 18, 2019. In connection therewith, the shareholders elected to redeem an aggregate of 3,771,178 shares of the Company’s Class A ordinary shares. As a result, an aggregate of approximately $39,100,000 (or approximately $10.367 per share) was removed from the Company’s Trust Account to pay such shareholders, leaving approximately $677,200,000 in the Trust Account.

On October 25, 2019, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies and concurrently filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation, changing its name to “Virgin Galactic Holdings, Inc.” (the “Domestication”). In connection with the Domestication, each issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company was converted, on a one-for-one basis, into a share of common stock, par value $0.0001 per share. Each of issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company was converted, on a one-for-one basis, into a share of common stock; provided, however, that with respect to the Class B ordinary shares of the Company held by the Sponsor, the Sponsor instead received upon the conversion of the Class B ordinary shares held by it 15,750,000 shares of common stock. In connection with the mergers of the Merger Subs (as defined below) with the VG Companies (as defined below), all outstanding shares of common stock or limited liability company interests, as applicable, of the VG Companies were cancelled in exchange for the right to receive 130,000,000 shares of the Company’s common stock for an aggregate merger consideration of $1.3 billion. Vieco US elected for the Company to repurchase 5,209,562 shares of the Company’s common stock from Vieco US at a purchase price of $10.00 per share.

NOTE 2. LIQUIDITY

As of September 30, 2019, the Company had principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account (as defined below) for working capital purposes. In connection with the closing of the Offering and the Private Placement on September 18, 2017, an amount of $690,000,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units) from the sale of the Units and Private Placement Warrants was placed in a trust account (the “Trust Account”). As of September 30, 2019, the Company had $48,489 in its operating bank accounts, $677,167,505 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $7,083,017, which includes the deferral of approximately $1,726,000 of payments until the consummation of a Business Combination.

Until the consummation of the Virgin Galactic Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 18, 2019, which contains the audited financial statements and notes thereto, as well as the Company’s Current Report on Form 8-K and Current Report on Form 8-K/A, each filed on October 29, 2019, relating to the consummation of the Virgin Galactic Business Combination. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2019 and 2018, which were not then redeemable and not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 31,000,000 Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(482,184)	$3,036,916	$5,005,004	$7,236,056
Less: Income attributable to ordinary shares subject to possible redemption	(3,529,428)	(3,126,381)	(11,370,605)	(8,101,434)
Adjusted net loss	$(4,011,612)	$(89,465)	$(6,365,601)	$(865,378)

Weighted average shares outstanding, basic and diluted	20,350,919	20,107,675	20,192,094	20,068,828

Basic and diluted net loss per ordinary share	$(0.20)	$(0.00)	$(0.32)	$(0.04)

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

Advance from Related Party

During the nine months ended September 30, 2019 and the year ended December 31, 2018, a related party advanced an aggregate of $1,344,138 and $381,675, respectively, for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of September 30, 2019 and December 31, 2018, outstanding advances amounted to $1,725,813 and $381,675, respectively. The advances from related party were repaid in connection with the consummation of the Virgin Galactic Business Combination.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on September 18, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space and administrative and support services. For each of the three and nine months ended September 30, 2019 and 2018, the Company incurred $30,000 and $90,000 in fees for these services. At September 30, 2019 and December 31, 2018, fees amounting to $245,000 and $155,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets. The administrative services agreement terminated upon the completion of the Virgin Galactic Business Combination.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (other than the Sponsor's commitment to provide the Company an aggregate of $200,000 in loans in order to finance transaction costs in connection with a Business Combination). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. All outstanding loans were repaid in connection with the consummation of the Virgin Galactic Business Combination.

NOTE 5. COMMITMENTS

The underwriters of the Company’s Public Offering were entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Public Offering, or $24,150,000, payable upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement entered into in connection with the Public Offering. At completion of the Virgin Galactic Business Combination, the Company paid the deferred underwriting commission.

The underwriters agreed to reimburse the Company for an amount equal to 10% of the discount paid to the underwriters for financial advisory services provided by Connaught (UK) Limited in connection with the Public Offering, of which $1,000,000 was paid at the closing of the Public Offering and $2,415,000 was paid at the closing of the Virgin Galactic Business Combination.

As of September 30, 2019, the Sponsor, the holders of the Private Placement Warrants (or underlying Class A ordinary shares) and the holders of any warrants (or underlying Class A ordinary shares) issued upon conversion of working capital loans made by the Company’s Sponsor, officers, directors or their affiliates, if any such loans are issued, were entitled to registration rights with respect to their securities pursuant to an agreement dated as of September 13, 2017. The holders of 30% of the registrable securities were entitled to demand that the Company register these securities. In addition, the holders had certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination. No working capital loans were converted to warrants in connection with the consummation of the Virgin Galactic Business Combination.

Merger Agreement

On July 9, 2019, as amended on October 2, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vieco USA, Inc., a Delaware corporation (“Vieco US”), Vieco 10 Limited, a company limited by shares under the laws of the British Virgin Islands (“V10”), Foundation Sub 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub A”), Foundation Sub 2, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub B”), Foundation Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub LLC” and, collectively with Merger Sub A and Merger Sub B, the “Merger Subs”), TSC Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Vieco US (“Company A”), Virgin Galactic Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Vieco US (“Company B”), and VGH, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Vieco US (“Company LLC” and, collectively with Company A and Company B, the “VG Companies”).

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

On October 25, 2019, as contemplated by the Merger Agreement and following approval by the Company’s shareholders at an extraordinary general meeting held October 23, 2019:

•	the Company effected the Domestication by filing a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation, changing its name to “Virgin Galactic Holdings, Inc.”;
•	all outstanding shares of common stock or limited liability company interests, as applicable, of each of the VG Companies were cancelled in exchange for the right to receive 130,000,000 shares of the Company’s common stock (at a deemed value of $10.00 per share) for an aggregate merger consideration of $1.3 billion (the “Aggregate Merger Consideration”) and (x) Merger Sub A merged with and into Company A, the separate corporate existence of Merger Sub A ceasing and Company A being the surviving corporation and a wholly owned subsidiary of the Company, (y) Merger Sub B, merged with and into Company B, the separate corporate existence of Merger Sub B ceasing and Company B being the surviving corporation and a wholly owned subsidiary of the Company and (z) Merger Sub LLC merged with and into Company LLC, the separate company existence of Merger Sub LLC ceasing and Company LLC being the surviving company and a wholly owned subsidiary of the Company (collectively referred to as the “Mergers” and together with the Domestication, the “Virgin Galactic Business Combination”); and
•	Vieco US elected for the Company to repurchase 5,209,562 shares of the Company’s common stock from Vieco US at a purchase price of $10.00 per share (the “Repurchase”).

In connection with the consummation of the Virgin Galactic Business Combination, each issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company was converted, on a one-for-one basis, into a share of common stock, par value $0.0001 per share. Each of issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company was converted, on a one-for-one basis, into a share of common stock; provided, however, that with respect to the Class B ordinary shares of the Company held by the Sponsor, the Sponsor instead received upon the conversion of the Class B ordinary shares held by it 15,750,000 shares of common stock.

Purchase Agreement

Pursuant to the Purchase Agreement entered into on July 9, 2019, as supplemented by the Assignment, Consent and Waiver Agreement, dated as of October 2, 2019, by and among Chamath Palihapitiya, Vieco US, the Company and V10 (the “Purchase Agreement”), Chamath Palihapitiya, the chief executive officer of the Company prior to the consummation of the Virgin Galactic Business Combination, purchased (concurrently with the consummation of the Mergers) 10,000,000 shares of common stock of the Company from Vieco US at a price of $10.00 per share in cash.

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares

As of September 30, 2019 the Company was authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding. The certificate of incorporation filed in connection with the consummation of the Virgin Galactic Business Combination authorizes 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

Ordinary Shares

As of September 30, 2019, the Company was authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were 3,490,181 and 2,863,336 Class A ordinary shares issued and outstanding, excluding 61,738,641 and 66,136,664 Class A ordinary shares subject to possible redemption, respectively. At September 30, 2019 and December 31, 2018, 17,250,000 Class B ordinary shares were issued and outstanding. The certificate of incorporation filed in connection with the consummation of the Virgin Galactic Business Combination authorizes 700,000,000 shares of common stock, par value $0.0001 per share.

VIRGIN GALACTIC HOLDINGS, INC.

(f/k/a SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$677,167,505	$704,250,272

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Virign Galactic Holdings, Inc. and its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “seek” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including those included in our filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

As of September 30, 2019, we were a blank check company incorporated on May 5, 2017 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses.

On July 9, 2019, as amended on October 2, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vieco USA, Inc., a Delaware corporation (“Vieco US”), Vieco 10 Limited, a company limited by shares under the laws of the British Virgin Islands (“V10”), Foundation Sub 1, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub A”), Foundation Sub 2, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub B”), Foundation Sub LLC, a Delaware limited liability company and our direct wholly owned subsidiary (“Merger Sub LLC” and, collectively with Merger Sub A and Merger Sub B, the “Merger Subs”), TSC Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Vieco US (“Company A”), Virgin Galactic Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Vieco US (“Company B”), and VGH, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Vieco US (“Company LLC” and, collectively with Company A and Company B, the “VG Companies”).

On October 25, 2019, as contemplated by the Merger Agreement and following approval by our shareholders at an extraordinary general meeting held October 23, 2019:

•	we filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which we were domesticated and continue as a Delaware corporation, changing our name to “Virgin Galactic Holdings, Inc.” (the “Domestication”);
•	all outstanding shares of common stock or limited liability company interests, as applicable, of each of the VG Companies were cancelled in exchange for the right to receive 130,000,000 shares of the Company’s common stock (at a deemed value of $10.00 per share) for an aggregate merger consideration of $1.3 billion (the “Aggregate Merger Consideration”) and (x) Merger Sub A merged with and into Company A, the separate corporate existence of Merger Sub A ceasing and Company A being the surviving corporation and our wholly owned subsidiary, (y) Merger Sub B, merged with and into Company B, the separate corporate existence of Merger Sub B ceasing and Company B being the surviving corporation and our wholly owned subsidiary and (z) Merger Sub LLC merged with and into Company LLC, the separate company existence of Merger Sub LLC ceasing and Company LLC being the surviving company and our wholly owned subsidiary (collectively referred to as the “Mergers” and together with the Domestication, the “Virgin Galactic Business Combination”); and
•	Vieco US elected for us to repurchase 5,209,562 shares of our common stock from Vieco US at a purchase price of $10.00 per share (the “Repurchase”).

In connection with the consummation of the Virgin Galactic Business Combination, each of our issued and outstanding Class A ordinary share, par value $0.0001 per share, was converted, on a one-for-one basis, into a share of common stock, par value $0.0001 per share. Each of our issued and outstanding Class B ordinary share, par value $0.0001 per share, was converted, on a one-for-one basis, into a share of common stock; provided, however, that with respect to our Class B ordinary shares held by SCH Sponsor Corp. (the “Sponsor”), the Sponsor instead received upon the conversion of the Class B ordinary shares held by it 15,750,000 shares of common stock.

Pursuant to the Purchase Agreement entered into on July 9, 2019, as supplemented by the Assignment, Consent and Waiver Agreement, dated as of October 2, 2019, by and among us, Chamath Palihapitiya, Vieco US and V10 (the “Purchase Agreement”), Chamath Palihapitiya, our chief executive officer prior to the consummation of the Virgin Galactic Business Combination, purchased (concurrently with the consummation of the Mergers) 10,000,000 shares of our common stock from Vieco US at a price of $10.00 per share in cash.

Results of Operations

Through September 30, 2019 we had neither engaged in any operations nor generated any revenues. Our only activities from May 5, 2017 (inception) to September 30, 2019 were organizational activities and those necessary to consummate the Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the Virgin Galactic Business Combination. We have generated and expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2019, we had net loss of $482,184, which consists of operating costs of $4,211,109, offset by interest income on marketable securities held in the Trust Account of $3,470,728 and an unrealized gain on marketable securities held in the Trust Account of $258,197.

For the nine months ended September 30, 2019, we had net income of $5,005,004, which consists of interest income on marketable securities held in the Trust Account of $12,025,143, offset by operating costs of $7,008,314 and an unrealized loss on marketable securities held in the Trust Account of $11,825.

For the three months ended September 30, 2018, we had net income of $3,036,916, which consists of interest income on marketable securities held in the Trust Account of $3,401,636, offset by operating costs of $224,827 and an unrealized loss on marketable securities held in the Trust Account of $139,893.

For the nine months ended September 30, 2018, we had net income of $7,236,056, which consists of interest income on marketable securities held in the Trust Account of $8,757,384, offset by operating costs of $1,216,144 and an unrealized loss on marketable securities held in the Trust Account of $305,184.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, net cash used in operating activities was $1,757,811. Net income of $5,005,004 was affected by interest earned on marketable securities held in the Trust Account of $12,025,143, an unrealized loss on marketable securities held in the Trust Account of $11,825 and changes in our operating assets and liabilities, which provided $5,250,503 of cash from operating activities.

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

As of September 30, 2019, we had marketable securities held in the Trust Account of $677,167,505 (including approximately $24,879,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete the Virgin Galactic Business Combination.

As of September 30, 2019, we had cash of $48,489 held outside of the Trust Account.

Through September 30, 2019, we principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Public Offering and such amount of proceeds from the Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2019, we had $48,489 in our operating bank accounts, $677,167,505 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our ordinary shares in connection therewith and a working capital deficit of $7,083,017.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of September 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, and administrative and support services provided to the Company. We began incurring these fees on September 18, 2017, but ceased to incur these fees following the completion of the Virgin Galactic Business Combination.

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

Ordinary shares subject to possible redemption

Prior to the consummation of the Virgin Galactic Business Combination, we accounted for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net loss per ordinary share

Prior to the consummation of the Virgin Galactic Business Combination, we applied the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which were not redeemable as of September 30, 2019 and were not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Virgin Galactic Business Combination was consummated in the quarter ending December 31, 2019.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a result of the closing of the Virgin Galactic Business Combination on October 25, 2019, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 no longer apply. For risk factors relating to our business following the Virgin Galactic Business Combination, please refer to the section “Risk Factors” in our definitive proxy statement filed with the Securities and Exchange Commission on October 10, 2019, which is incorporated by reference into our Current Report on Form 8-K filed on October 29, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 4, 2019, the Company issued 413,486 shares of its common stock to a financial advisor as partial consideration for advisory services rendered in connection with the Virgin Galactic Business Combination. The Company issued such shares of common stock in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

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

Virgin Galactic Holdings, Inc.

Date: November 12, 2019		/s/ George Whitesides
	Name:	George Whitesides
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019		/s/ Jonathan Campagna
	Name:	Jonathan Campagna
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

