Form 10-Q
period 2020-03-31
Virgin Galactic Holdings, Inc
filed 2020-05-06
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 001-38202

Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1366046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

166 North Roadrunner Parkway, Suite 1C Las Cruces, New Mexico	88011
(Address of Principal Executive Offices)	(Zip Code)

(575) 424-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SPCE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2020, there were 210,403,856 shares of the Company’s common stock, par value $0.0001, issued and outstanding.
2

VIRGIN GALACTIC HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
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
•the impact of the COVID-19 pandemic on us, our operations, our future financial or operational results, and our access to additional financing;
•the safety of our spaceflight systems;
•our ability to convert our backlog or inbound inquiries into revenue;
•our ability to conduct test flights;
•our anticipated full passenger capacity;
•delay in development or the manufacture of spaceflight systems;
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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" below and for the reasons described elsewhere in this Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$419,374	$480,443
Restricted cash	12,278	12,278
Inventories	28,797	26,817
Prepaid expenses and other current assets	14,879	17,133
Total current assets	475,328	536,671
Property, plant, and equipment, net	52,382	49,333
Other non-current assets	20,349	19,542
Total assets	$548,059	$605,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,410	$7,038
Accrued expenses	18,511	22,277
Customer deposits	83,264	83,362
Other current liabilities	3,207	3,168
Total current liabilities	113,392	115,845
Other long-term liabilities	22,666	22,141
Total liabilities	$136,058	$137,986
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 209,240,972 and 196,001,038 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	21	20
Additional paid-in capital	593,582	589,158
Accumulated deficit	(181,607)	(121,677)
Accumulated other comprehensive income	5	59
Total stockholders' equity	412,001	467,560
Total liabilities and stockholders' equity	$548,059	$605,546

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$238	$1,782
Cost of revenue	173	1,006
Gross profit	65	776
Selling, general, and administrative expenses	26,755	12,295
Research and development expenses	34,282	31,424
Operating loss	(60,972)	(42,943)
Interest income	1,177	353
Interest expense	(9)	(1)
Other income	3	23
Other expense	(175)	—
Loss before income taxes	(59,976)	(42,568)
Income tax (benefit) expense	(46)	25
Net loss	(59,930)	(42,593)
Other comprehensive loss:
Foreign currency translation adjustment	(54)	10
Total comprehensive loss	$(59,984)	$(42,583)

Net loss per share:
Basic and diluted	$(0.30)	$(0.22)

Weighted-average shares outstanding:
Basic and diluted	202,409,552	193,663,150

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2018	$41,477	—	$—	—	$—	—	$—	$—	$—	$82	$41,559
Net loss	(42,593)	—	—	—	—	—	—	—	—	—	(42,593)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	10	10
Net transfer from Parent Company	47,445	—	—	—	—	—	—	—	—	—	47,445
Balance as of March 31, 2019	$46,329	—	$—	—	$—	—	$—	$—	$—	$92	$46,421

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019	$—	—	$—	—	$—	196,001,038	$20	$589,158	$(121,677)	$59	$467,560
Net loss	—	—	—	—	—	—	—	—	(59,930)	—	(59,930)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54)	(54)
Common stock issued related to warrants exercised	—	—	—	—	—	13,239,934	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	4,425	—	—	4,425
Balance as of March 31, 2020	$—	—	$—	—	$—	209,240,972	$21	$593,582	$(181,607)	$5	$412,001

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(59,930)	$(42,593)
Stock-based compensation	4,425	—
Depreciation and amortization	2,105	1,610
Other operating activities, net	1	(117)
Change in assets and liabilities
Inventories	(1,980)	(35)
Other current and non-current assets	2,142	(835)
Accounts payable and accrued expenses	(2,978)	(131)
Customer deposits	(98)	(770)
Net cash used in operating activities	(56,313)	(42,871)
Cash flows from investing activity
Capital expenditures	(4,036)	(3,068)
Cash used in investing activity	(4,036)	(3,068)
Cash flows from financing activities
Payments of finance lease obligations	(23)	(23)
Net transfer from Parent Company	—	47,445
Transaction costs	(697)	—
Net cash provided by financing activities	(720)	47,422
Net increase (decrease) increase in cash and cash equivalents	(61,069)	1,483
Cash, cash equivalents and restricted cash at beginning of period	492,721	81,368
Cash, cash equivalents and restricted cash at end of period	$431,652	$82,851

Cash and cash equivalents	$419,374	$74,973
Restricted cash	12,278	7,878
Cash, cash equivalents and restricted cash	$431,652	$82,851

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Organization and its wholly owned subsidiaries ("VGH, Inc.")

Virgin Galactic Holdings, Inc. and its wholly owned subsidiaries ("VGH, Inc.) are focused on the development, manufacture and operations of spaceships and related technologies for the purpose of conducting commercial human spaceflight and flying commercial research and development payloads into space. The development and manufacturing activities are located in Mojave, California with plans to operate the commercial spaceflights out of Spaceport America located in New Mexico. VGH, Inc. is majority owned by Vieco 10 Limited, a British Virgin Islands Company ("Vieco 10").

VGH, Inc. was originally formed as a Cayman Islands exempted company on May 5, 2017 under the name Social Capital Hedosophia Holdings Corp (“SCH”). SCH was a public investment vehicle incorporated as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On July 9, 2019, SCH and Vieco 10 executed a definitive merger agreement (the "Virgin Galactic Business Combination") between SCH and the entities under common control of Vieco 10 comprising the Virgin Galactic operating businesses (the “VG Companies”). The closing of the Virgin Galactic Business Combination occurred on October 25, 2019 and, in connection with the closing, SCH re-domiciled as a Delaware corporation under the name Virgin Galactic Holdings, Inc. Upon closing, the entities comprising the VG Companies became wholly owned subsidiaries of VGH, Inc. and in exchange the VGH, Inc. common stock due to Vieco 10 as consideration was received and directly held by Vieco USA, Inc. ("Vieco US"), a wholly owned subsidiary of Vieco 10. On March 16, 2020, Vieco US distributed its shares of VGH, Inc. to Vieco 10 and, in connection with such distribution, Vieco 10 executed a joinder to the Stockholders' Agreement and the Registration Rights Agreement entered into in connection with the consummation of the Virgin Galactic Business Combination..

Throughout the notes to the condensed consolidated financial statements, unless otherwise noted, “we,” “us,” “our,” the "Company" and similar terms refer to the VG Companies prior to the consummation of the Virgin Galactic Business Combination, and VGH, Inc. and its subsidiaries after the Virgin Galactic Business Combination. Prior to the Virgin Galactic Business Combination and prior to the series of Vieco 10 reorganizational steps, Galactic Ventures, LLC ("GV"), a wholly-owned subsidiary of Vieco 10, was the direct parent of VG Companies.

Global Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, including California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico in late March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed some limited operations, which we ramped up each week as we developed revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. This includes universal facial coverings, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. We are also testing employees and contractors for COVID-19, utilizing both PCR and antibody testing through external testing companies which have excess test capability. As of May 1, 2020, we have tested 579 of our employees, which comprises the vast majority of anyone who is required to work on site, as well as a substantial fraction of the employees who are still working remotely.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of the date of this quarterly report on Form 10-Q, May 5, 2020, over 90% of our employees whose work requires them to be in our facilities are now back on-site. For the time being, we are encouraging those employees who are able to work from home to continue doing so, while we develop our plans for the safe return of those workers back to our facilities.

The financial impact to the actions taken beginning in late March 2020 was minimal as of and for the three months ended March 31, 2020. The full impact of the COVID-19 pandemic subsequent to March 31, 2020 will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our operations to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at March 31, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs or seeking additional financing.
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

These condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Prior to the Virgin Galactic Business Combination, these condensed consolidated financial statements have been derived from the historical condensed consolidated financial statements of Vieco 10 and include assets, liabilities, revenues and expenses directly attributable to our operations and allocations of corporate expenses from the Vieco 10 and GV for providing certain corporate functions, which included, but are not limited to, general corporate expenses related to finance, legal, compliance, facilities, and employee benefits. Following the Virgin Galactic Business Combination, these condensed consolidated financial statements represent the stand-alone activity of the Company.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prior to the Virgin Galactic Business Combination, corporate expenses were allocated to us from Vieco 10 and GV on the basis of direct usage when identifiable or on the basis of headcount. The Company, Vieco 10 and GV each consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company. Following the Virgin Galactic Business Combination, the Company expects to incur additional expenses as a stand-alone company. It is not practicable to estimate actual costs that would have been incurred had the Company been a stand-alone company during the periods presented prior to the Virgin Galactic Business Combination. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

The historical condensed consolidated financial statements prior to the Virgin Galactic Business Combination do not reflect any attribution of debt or allocation of interest expense.

Following the Virgin Galactic Business Combination, we perform these corporate functions using our own resources or purchased services. We have entered into a transition service agreement with Vieco 10 in connection with the separation, many of which are expected to have terms longer than one year.

Prior to the Virgin Galactic Business Combination, the Company was historically funded as part of our Vieco 10 and GV’s treasury program. Cash and cash equivalents were managed through bank accounts legally owned by us, Vieco 10 and GV. Accordingly, cash and cash equivalents held by Vieco 10 and GV at the corporate level were not attributable to us for any of the periods presented. Only cash amounts legally owned by entities dedicated to the Company are reflected in the condensed consolidated balance sheets. Transfers of cash, both to and from Vieco 10 and GV’s treasury program by us or related parties, are reflected as a component of net parent investment or membership equity in the condensed consolidated balance sheets and as a financing activity on the accompanying condensed consolidated statements of cash flows.

Prior to the Virgin Galactic Business Combination, as the various entities that make up the Company were not historically held by a single legal entity prior to the contribution of the VG Companies into VGH, LLC on July 8, 2019, total net parent investment is shown in lieu of equity in the condensed consolidated financial statements as of the applicable historical periods. Balances between us, Vieco 10 and GV that were not historically cash settled are included in net parent investment. Net parent investment represents Vieco 10’s interest in the recorded assets of us and represents the cumulative investment by Vieco 10 in us through July 8, 2019, inclusive of operating results.

Prior to the Virgin Galactic Business Combination, certain of our employees historically participated in Vieco 10’s stock-based compensation plans in the form of options issued pursuant to Vieco 10's plan. The performance conditions set forth in Vieco 10 stock-based compensation plans resulted in no stock-based compensation expense recognized during all periods presented prior to consummation of the Virgin Galactic Business Combination.

Prior to the Virgin Galactic Business Combination, the operations of the Company were included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by GV, where applicable. Income tax expense and other income tax related information contained in the condensed consolidated financial statements for periods prior to the Virgin Galactic Business Combination are presented on a separate return basis as if the Company had filed its own tax returns. The income taxes of the Company as presented in the condensed consolidated financial statements may not be indicative of the income taxes that the Company will generate in the future. Additionally, certain tax attributes such as net operating losses or credit carryforwards are presented on a separate return basis and have been removed subsequent to the Virgin Galactic Business Combination. In jurisdictions where the Company has been included in the tax returns filed by GV, any income tax receivables resulting from the related income tax provisions have been reflected in the condensed consolidated balance sheets within net parent investment or membership equity, as applicable. Following the Virgin Galactic Business Combination, the Company will file separate standalone tax returns as we effectively became a new and separate tax filer from GV with no historical net operating losses and credit carryforwards.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b)  Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP required us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for cost of revenue, useful lives of property, plant and equipment, net, accrued liabilities, income taxes including deferred tax assets and liabilities and impairment valuation, stock-based awards and contingencies.
(c)  Property, Plant, and Equipment, net
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
(d)  Other Summary of Significant Accounting Policies
Other than policies noted within Recent Accounting Pronouncements below, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results for a full year.
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

(a)Issued Accounting Standard Updates

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

(b)Adopted Accounting Standard Updates
Effective January 1, 2020, we adopted ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. The adoption of ASU 2018-03 did not have a material impact on the Company’s consolidated financial statements.
(4) Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of Vieco 10. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” within the United States, Australia, South Africa, and the European Union. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $0.02 million per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of revenue. We paid license and royalty fees of $0.06 million and $0.02 million for the three months ended March 31, 2020 and 2019, respectively.

As a result of the Virgin Galactic Business Combination, the Company entered into a transition services agreement ("TSA") with Virgin Orbit, LLC ("VO") and GV on October 25, 2019. Prior to the Virgin Galactic Business Combination, the VG Companies historically performed certain services for VO, Vieco 10 and GV. The Company is allocated corporate expenses from Vieco 10 and GV for corporate-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. General corporate overhead expense allocations include tax, accounting and auditing professional fees, and certain employee benefits. For the three months ended March 31, 2020, there was no corporate expense allocated to us from Vieco 10 and Vieco US. For the three months period ended March 31, 2019, we were allocated $0.02 million corporate expenses, net, from Vieco 10 and GV. Corporate expense are included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of Vieco 10 and GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment and other general administrative expenses. We were allocated $0.14 million and $0.03 million of operating expenses, net, from VOH for the three months ended March 31, 2020 and 2019, respectively. The Company has a (payable) receivable (to) from VOH of $(0.7) million and $8.9 million as of March 31, 2020 and 2019, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5) Inventory
As of March 31, 2020 and December 31, 2019, inventory is comprised of the following:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Raw Materials	$24,735	$22,578
Work in-progress	4,062	4,239
Total inventory	$28,797	$26,817

For the three months ended March 31, 2020, we wrote-off due to excess and obsolescence $1.1 million. There were no write-downs of inventories to net realizable value for the three months ended March 31, 2019.
(6) Property, Plant, and Equipment, net
As of March 31, 2020 and December 31, 2019, property, plant, and equipment, net consists of the following :

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Buildings	$9,142	$9,142
Leasehold improvements	23,762	20,048
Aircraft	320	320
Machinery and equipment	34,000	33,608
IT software and equipment	17,282	17,151
Construction in progress	4,564	3,674
	89,070	83,943
Less accumulated depreciation and amortization	(36,688)	(34,610)
Property, plant, and equipment, net	$52,382	$49,333

Total depreciation and amortization for the three months ended March 31, 2020 and 2019 was $2.1 million and $1.6 million, respectively, of which $0.9 million and $0.3 million was recorded in research and development expense, respectively.
(7)  Leases
The Company's leases is more fully described in Note 8 of the "Notes to Consolidated Financial Statements" in the 2019 Annual Report on Form 10-K.

The following table approximates the impact ASC 842 had on the Company’s March 31, 2020 Consolidated Balance Sheet as impacted by landlord provided incentives and the present value of future cash flows calculation against both the asset and liability:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense related to leases for the period are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Lease Cost:
Operating lease expense	$1,152	$980
Short-term lease expense	97	58

Finance lease cost:
Amortization of right-of-use assets	27	30
Interest on lease liabilities	9	4
Total finance lease cost	36	34

Variable lease cost	348	89
Total lease cost	$1,633	$1,161

The components of supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$1,312	$1,086
Operating cash flows for finance leases	$9	$4
Financing cash flows for finance leases	$23	$23

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,658	$16,746
Finance Leases	$23	$—

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	12.75	14.07
Finance leases (in years)	3.71	1.48

Weighted average discount rates:
Operating leases	11.65%	11.79%
Finance leases	9.11%	36.95%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The supplemental balance sheet information related to leases for the period is as follows:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Operating leases
Long-term right-of-use assets	$17,749	$16,632

Short-term operating lease liabilities	$2,421	$2,354
Long-term operating lease liabilities	22,382	21,867
Total operating lease liabilities	$24,803	$24,221

Lease expense for the quarters ended March 31, 2020 and March 31, 2019 was $1.6 million and $1.1 million, respectively.

Commitments
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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2020 (for the remaining period)	$3,877	$104
2021	4,715	124
2022	3,891	109
2023	3,226	84
2024	3,226	34
Thereafter	29,738	—
Total lease payments	$48,673	$455
Less:
Imputed interest/present value discount	(23,870)	$(66)
Present value of lease liabilities	$24,803	$389

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) Other current and non-current assets
A summary of the components of other assets are as follows:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Prepaid expense	$14,252	$16,672
Accounts receivable	552	461
Other current assets	75	—
Total other current assets	$14,879	$17,133

Right-of-use assets	$17,749	$16,927
Other non-current assets	2,600	2,615
Total other non-current assets	$20,349	$19,542

(9) Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Accrued payroll	$2,867	$2,027
Accrued vacation	3,113	2,797
Accrued bonus	1,725	6,502
Other accrued expenses	10,806	10,951
Total accrued expenses	$18,511	$22,277

(10) Income Taxes
As of October 25, 2019 and for the period from January 1, 2019 through October 25, 2019, we adopted the separate  return approach for the purpose of presenting the condensed consolidated financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The historic operating results for the periods prior to the Virgin Galactic Business Combination reflect a separate return approach for each jurisdiction in which we had a presence and GV will file tax returns for the period from January 1, 2019 through October 25, 2019. As of December 31, 2019 and for the period from October 26, 2019 through December 31, 2019, we will file separate standalone tax returns.

Income tax (benefit) expense was $(0.046) million and $0.03 million for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate was nil for three-months ended March 31, 2020 and 2019. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) Stockholders' Equity
There have been no significant changes from the Stockholders' Equity disclosed in Note 11 of the “Stockholders Equity” included in the Annual Report on Form 10-K other than redemption of warrants noted below.

Warrants and Warrant Redemption
As of March 31, 2020 and December 31, 2019, there were 2,419,699 and 22,999,977 warrants outstanding, respectively, that had initially been issued as part of our initial public offering in 2017 (the “public warrants”), which included warrants that were part of the Company’s then-outstanding units. As of both March 31, 2020 and December 31, 2019, there were also 8,000,000 warrants outstanding that were issued in a private placement simultaneously with the Company’s initial public offering (the “private placement warrants”).

Under the terms of the warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent, the public warrants became exercisable on a cashless basis on January 27, 2020, based on the exchange ratio as calculated under the Warrant Agreement at the time of the exercise. On March 13, 2020 and pursuant to the terms of the Warrant Agreement, we announced that all public warrants that remained unexercised immediately after 5:00 p.m. New York City time on April 13, 2020 (the “Redemption Date”) would be redeemed for $0.01 per warrant. Warrant holders could exercise their public warrants at any time from March 13, 2020 and prior to the Redemption Date on a cashless basis, and receive 0.5073 shares of common stock per public warrant surrendered for exercise. Immediately after the Redemption Date, 295,305 public warrants remained unexercised and were redeemed at a redemption price of $0.01 per public warrant in accordance with the terms of the Warrant Agreement. The private placement warrants were not subject to the redemption and remain outstanding.
(12)  Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except for share and per share data)
Basic and diluted:
Net loss	$(59,930)	$(42,593)
Weighted average common shares outstanding	202,409,552	193,663,150
Basic and diluted net loss per share	$(0.30)	$(0.22)

Earnings per share calculations for three months ended March 31, 2019 have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Virgin Galactic Business Combination to effect the reverse recapitalization less issuance of 1,924,402 shares to Boeing, the issuance of 413,486 shares to settle transaction costs and the common stock equivalent of the vested 1,500,000 Director RSU Awards granted in connection to the Virgin Galactic Business Combination that remain unsettled as of March 31, 2020.

For the three months ended March 31, 2020 and 2019, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 10,419,699 and 30,999,977 shares and the dilutive effect of outstanding stock options and unvested restricted stock units, as described in Note 12 of the “Notes to Consolidated Financial Statements” included in the 2019 Annual Report on Form 10-K, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
(13) Stock-Based Compensation
The Company's stock compensation plan ("2019 Plan") is more fully described in Note 13 of the "Notes to Consolidated Financial Statements" in the 2019 Annual Report on Form 10-K. Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and restricted stock units ("RSUs") to

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

employees, directors and other service providers. Twenty five percent of such stock options cliff vest at the grant date first anniversary and will ratably vest monthly over the next three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

The following table sets forth the summary of options activity under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2018	—	$—	0	—
Granted	6,212,609	11.58
Exercised	—	—
Forfeited options	(90,565)	11.79
Options outstanding at December 31, 2019	6,122,044	$11.58	9.83	—
Granted	334,894	13.87
Exercised	—	—
Forfeited options	(114,516)	11.79
Options outstanding at March 31, 2020	6,342,422	$11.69	9.56	—

Options exercisable at March 31, 2020	—	$—	9.56	—
__________________

(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the  exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

The following table sets forth the summary of RSUs activity under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value

Outstanding at January 1, 2019	—	$—
Granted	1,795,209	7.11
Vested	—	—
Forfeited	(27,495)	7.11
Outstanding at December 31, 2019	1,767,714	$7.11
Granted	283,801	14.69
Vested	—	—
Forfeited	(35,497)	7.11
Outstanding at March 31, 2020	2,016,018	$8.18

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock options and RSUs expenses are included in selling, general and administrative and research and development expense in the condensed consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Stock option expense
Selling, General & Administrative	$2,064	$—
Research and Development	1,040	—
	3,104	$—
RSUs expense
Selling, General & Administrative	806	—
Research and Development	515	—
Total stock-based compensation	1,321	—
	$4,425	$—

At March 31, 2020, the unrecognized stock-based compensation related to these options was $44.1 million and is expected to be recognized over a weighted-average period of 3.6 years. At March 31, 2020, the unrecognized stock-based compensation related to RSUs was $30.1 million and is expected to be recognized over a weighted-average period of 3.6 years.

The weighted average assumptions used to value the option grants are as follows:

	As of
	March 31, 2020	December 31, 2019
Expected life (in years)	6.0	6.0
Volatility	75.3%	75.0%
Risk free interest rate	1.6%	1.7%
Dividend yield	—%	—%

The weighted average fair value per option at the grant date for options issued during the three months ended March 31, 2020 and for the year ended December 31, 2019 was $7.73 and $7.63, respectively.

Award Modification
On March 10, 2020, we modified the RSU grants made in connection with the closing of the Virgin Galactic Business Combination by removing one of the vesting criteria requiring our share price value to be greater than $10 per share at the time RSUs vest. No other terms of the awards were modified. Stock-based compensation expense related to the modification was calculated by taking the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award. Given the RSUs were unvested at the time of modification, the incremental stock-based compensation expense will prospectively be expensed over the remaining vesting period. Total incremental stock-based compensation expense recorded as a result of the modification was $0.4 million for the three months period ended March 31, 2020.
(14)  Fair Value Measurements
We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We estimate fair value based on assumptions that market participants would

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The carrying amounts included in the condensed consolidated balance sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 at fair value on a recurring basis:

Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$112,922	$—	$—
Certificate of Deposit	43,773	—	—
Cash Equivalents	249,825	—	—
Total assets at fair value	$406,520	$—	$—

Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$423,149	$—	$—
Certificate of Deposit	42,630	—	—
Total asset at fair value	$465,779	$—	$—

(15) Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 31, 2020, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million. For the three months ended March 31, 2020, the Company recorded an additional legal settlement expense of $0.2 million and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
(16) Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $1.0 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.
(17) Supplemental Cash Flow Information

	Three-Months Ended March 31,
	2020	2019
	(in thousands)
Supplemental disclosure
Cash payments for:
Income tax paid	$(46)	$25
	$(46)	$25

Schedule for noncash investing activities
Unpaid property, plant, and equipment received	$1,091	$622
	$1,091	$622

Schedule for noncash financing activities
Issuance of common stocks through "cashless" warrants exercised	$341,001	$—
	$341,001	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of the VG Companies and their subsidiaries prior to the consummation of the Virgin Galactic Business Combination and Virgin Galactic Holdings, Inc. and its subsidiaries after consummation of the Virgin Galactic Business Combination. Prior to the Virgin Galactic Business Combination and prior to the series of Vieco 10 reorganization steps, Galactic Ventures, LLC ("GV"), a wholly-owned subsidiary of Vieco 10, was the direct parent of VG Companies.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and "Cautionary Note Regarding Forward-Looking Statements" sections and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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
We are a vertically integrated aerospace company pioneering human spaceflight for private individuals and researchers. Our spaceship operations consist of commercial human spaceflight and flying commercial research and development payloads into space. Our operations also include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight vehicles. We focus our efforts in spaceflights using our reusable technology for human tourism and for research and education. We intend to offer our customers who we also refer to as "future astronauts", a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose built commercial spaceport and will be the site of our initial commercial spaceflight operations. We believe the site provides us with a competitive advantage when creating our spaceflight plans as it not only has a desert climate with relatively predictable weather conditions preferable to support our spaceflights, it also has airspace that is restricted for surrounding commercial air traffic that will facilitate frequent and consistent flight scheduling.

Our primary mission is to launch the first commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, SpaceShipTwo, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. Shortly thereafter, we flew our second spaceflight in SpaceShipTwo in February 2019, and, in addition to the two pilots, carried a crew member in the cabin. Since our December 2018 spaceflight, more than 9,160 individuals have expressed interest in space travel as of April 29, 2020 and we have also received reservations for approximately 600 spaceflight tickets and collected more than $80.0 million in future astronaut deposits as of April 29, 2020. Additionally, in February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and as of April 29, 2020, we had received over 400 One Small Step Deposits. With each ticket purchased, future astronauts will experience a multi-day journey that includes a tour of the spaceport, flight suit fitting, spaceflight training and culminating with a trip to space on the final day.

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

Our team is currently in various stages of designing, testing and manufacturing additional spaceships and rocket motors in order to meet the expected demand for human spaceflight experiences. Concurrently, we are researching and developing new products and technologies to grow our company. We are in the early planning stage to develop and build a second captive carry/launch service that will be featured in our carrier aircraft, WhiteKnightTwo. Such features of the WhiteKnightTwo, along with its ability to carry heavy payloads into high altitudes, offers us a unique market offering for a wide array of future astronauts in the future.

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

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for customers, such as research, design, development, manufacturing and integration of advanced technology systems.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report on 10-Q titled “Risk Factors.”

Commercial Launch of Our Human Spaceflight Program
We are in the final phases of developing our commercial spaceflight program. Prior to commercialization, we must complete our test flight program, which includes a rigorous series of ground and flight tests, including our baseline spaceflight metrics, flight paths and safety protocol that will be used throughout our spaceflight program. The final portion of the test flight program includes a submission to the Federal Aviation Administration for a modification to our license that will allow us to conduct a spaceflight with customers on board, which we expect to submit in 2020. However, the timing of the submission may be delayed by multiple factors, some of which are outside of our control, including the current, and uncertain future, the impact of the COVID-19 outbreak on our business. Any delays in successful completion of our test flight program, whether on account of the impact of COVID-19 or otherwise, will impact our ability to generate human spaceflight revenue.

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of April 29, 2020, we had reservations for SpaceShipTwo flights for approximately 600 future astronauts. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales, and as of April 29, 2020, we received over 400 One Small Step deposits from 44 countries. As of April 29, 2020, we have also received 9,160 flight reservation inquiries since SpaceShipTwo’s first spaceflight in December 2018.

Available Capacity and Annual Flight Rate
We face constraints of resources and competing demand for our human spaceflights. We expect to commence commercial operations with a single SpaceShipTwo, VSS Unity, and a single WhiteKnightTwo carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce this constraint, we are in various stages of designing, testing and manufacturing two additional SpaceShipTwo vehicles. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved.

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

As of March 31, 2020, our current primary research and development objectives focus on the development of our SpaceShipTwo vehicles for commercial spaceflights and developing our RocketMotorTwo, a hybrid rocket propulsion system that will be used to propel our SpaceShipTwo vehicles into space. The successful development of SpaceShipTwo and RocketMotorTwo involves many uncertainties, including:
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
•our ability to continue funding and maintain our current research and development activities; and
•the impact of the ongoing global COVID-19 pandemic on the foregoing.

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

Interest Income
Interest income consists primarily of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts and cash equivalents.

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

	Three-Months Ended March 31,
	2020		2019
	(In thousands)
Revenue	$238		$1,782
Cost of revenue	173		1,006
Gross profit	65		776
Operating expenses:
Selling, general and administrative expenses	26,755		12,295
Research and development expenses	34,282		31,424
Operating loss	(60,972)		(42,943)
Interest income	1,177		353
Interest expense	(9)		(1)
Other income	3	—	23
Other expense	(175)		—
Loss before income taxes	(59,976)		(42,568)
Income tax (benefit) expense	(46)		25
Net loss	$(59,930)		$(42,593)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Revenue	$238	$1,782	$(1,544)	(87)%

Revenue decreased by $1.5 million, or 87%, to $0.2 million for the three months ended March 31, 2020 from $1.8 million for the three months ended March 31, 2019. This is primarily due to flying payload in February 2019 in connection with our testing program compared to no payload flights for the three months ended March 31, 2020.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Cost of revenue	$173	$1,006	$(833)	(83)%
Gross profit	65	776	$(711)	(92)%
Gross margin	27%	44%

Cost of revenue decreased by $0.8 million, or 83%, to $0.2 million for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019. The change in cost of revenue is primarily due to the costs for flying payload in February 2019, compared to the three months ended March 31, 2019, during which time we recorded no payload revenue. The labor costs associated with providing engineering services under long-term U.S. government contracts decreased proportionally with the billings. Gross profit decreased by $0.7 million, or 92%, to $0.1 million for the three months ended March 31, 2020 from $0.8 million for the three months ended March 31, 2019. Gross margin for the three months ended March 31, 2020 decreased by 17 percentage points compared to the three months ended March 31, 2019. The decrease in gross profit and the decrease in gross margin is primarily driven by smaller gross margins associated with the long-term engineering services.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Selling, general and administrative expense	$26,755	$12,295	$14,460	118%

Selling, general and administrative expenses increased by $14.5 million, or 118%, to $26.8 million for the three months ended March 31, 2020 from $12.3 million for the three months ended March 31, 2019. This $14.5 million increase was primarily due to the additional cost associated with being a public company, including $4.5 million of professional and legal fees, $3.0 million of insurance, $2.9 million of stock-based compensation, $1.0 million of salary and other benefits, as well as $1.1 million of other expenses, including IT, facilities, and equipment costs.

Research and Development Expenses

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Research and development expenses	$34,282	$31,424	$2,858	9%

Research and development expenses increased by $2.9 million, or 9%, to $34.3 million for the three months ended March 31, 2020 from $31.4 million for the three months ended March 31, 2019. The increase was primarily due to costs associated with developing our spaceflight system, of which $0.5 million was due to increased third-party contractor costs, $0.4 million was due to increased research and development travel related costs, $0.4 million was due to increased equipment and material costs relating to rocket motor development, and $1.5 million was due to stock-based compensation.

Interest Income

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Interest income	$1,177	$353	$824	233%

Interest income increased by $0.8 million, or 233%, to $1.2 million for the three months ended March 31, 2020 from $0.4 million for the three months ended March 31, 2019. The increase was primarily due to increase in cash, cash equivalents and restricted cash related to the proceeds of the Virgin Galactic Business Combination, which are being held in an interest-bearing accounts.

Other Expense
The increase in other expense of $0.2 million, or 100%, is attributable to the unrealized loss on marketable securities for the three months ended March 31, 2020 from $0 for the three months ended and March 31, 2019.

Income Tax Expense
Income tax expense was immaterial for the three months ended March 31, 2020 and 2019. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
Prior to the consummation of the Virgin Galactic Business Combination, our operations historically participated in cash management and funding arrangements managed by Vieco 10 and GV. Only cash and cash equivalents held in bank accounts legally owned by entities dedicated to us are reflected in the consolidated balance sheets. Cash and cash equivalents held in bank accounts legally owned by Vieco 10 and GV were not directly attributable to us for any of the periods presented. Transfers of cash, both to and from Vieco 10 and GV by us have been reflected as a component of net parent investment and membership equity in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows.

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $431.7 million. From the time of our inception to the consummation of the Virgin Galactic Business Combination, we financed our operations and capital expenditures through cash flows financed by Vieco 10 and GV. Our principal sources of liquidity following the Virgin Galactic Business Combination and the October 2019 investment by an entity affiliated with the Boeing Company are our cash, cash equivalents and restricted cash and any additional capital we may obtain through borrowings or additional sales of our equity securities.

Historical Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in)
Operating activities	$(56,313)	$(42,871)
Investing activities	(4,036)	(3,068)
Financing activities	(720)	47,422
Net change in cash and cash equivalents and restricted cash	$(61,069)	$1,483

Operating Activities
Net cash used in operating activities was $57.0 million for the three months ended March 31, 2020, primarily consisting of $59.9 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $2.1 million and stock based compensation expense of $4.4 million, as well as a $3.6 million increase in cash consumed by working capital as compared to the three months ended March 31, 2019. The increase in cash consumed by working capital was primarily driven by a decrease in accounts payable and accrued liabilities and customer deposits.

Net cash used in operating activities was $42.9 million for the three months ended March 31, 2019, primarily consisting of $42.6 million of net losses, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $1.6 million.

Investing Activities
Net cash used in investing activities was $4.0 million for the three months ended March 31, 2020, primarily consisting of purchases of manufacturing equipment, leasehold improvements at the Mojave Air and Space Port facility, purchases of furniture and fixtures, IT infrastructure upgrades, and spare parts as well as construction activities at the Gateway to Space facility and at spaceflight systems fueling facilities.

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2019, primarily consisting of purchases of tooling and manufacturing equipment, construction activities at the Gateway to Space facility, including main hangar construction, and purchasing of furniture and fixtures, as well as construction relating to spaceflight systems fueling facilities.

Financing Activities
Net cash used in financing activities was $0.7 million for the three months ended March 31, 2020, consisting primarily of transaction costs.

Net cash provided by financing activities was $47.4 million for the three months ended March 31, 2019, consisting primarily of equity contributions received from Vieco 10.

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

The commercial launch of our human spaceflight program and the anticipated expansion of our fleet have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risk and uncertainties are described in more detail in this Quarterly Report on Form 10-Q under the heading “Risk Factors—Risks Related to Our Business.”
Contractual Obligations and Commitments
Except as set forth in Note 15, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 2 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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
For the three months ended March 31, 2020 and 2019, we recognized revenue when delivery of our obligations to our customer has occurred, the collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Revenue is measured at the fair value of the consideration received excluding discounts, rebates, Value Added Tax, and other sales taxes or duty. Cash payments for spaceflights are classified as customer deposits until persuasive evidence of an arrangement exists. Revenues from spaceflight is recognized when spaceflight service has been delivered. Revenue from engineering services is recognized on a time-and-materials basis for direct labor hours incurred at fixed hourly rates.

Inventories
Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer specific contracts. Inventories are stated at the lower of cost or net realizable value. If events or changes in circumstances indicate that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs. We capitalize labor, material, subcontractor and overhead costs as work-in-process for contracts where control has not yet passed to the customer. In addition, we capitalize costs incurred to fulfill a contract in inventories in advance of contract award as work-in-process if we determine that contract award is probable. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods.

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

Income Taxes
Prior to the Virgin Galactic Business Combination, we adopted the separate return approach for the purpose of presenting the combined financial statements, including the income tax provisions and the related deferred tax assets and liabilities. Our historic operations reflect a separate return approach for each jurisdiction in which we had a presence and GV filed a tax return. Following the Virgin Galactic Business Combination, we will file our own tax returns.

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

Stock-Based Compensation
Vieco 10 granted options with performance conditions and service requirements. Compensation cost is recognized if it is probable that the performance condition will be achieved. The performance conditions restrict exercisability or settlement until certain liquidity events occur, such as a qualifying initial public offering or change in control. No accrual has been recorded as none of the performance conditions have been achieved nor deemed probable of being achieved.

In connection with the Virgin Galactic Business Combination, our board of directors and stockholders adopted the 2019 Incentive Award Plan (the "2019 Plan"). Pursuant to the 2019 Plan, up to 21,208,755 shares of common stock have been reserved for issuance to employees, consultants and directors. Please refer to Note 13 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding stock-based compensation.

Cash Incentive Plan
Some of our employees participate in a multiyear cash incentive plan (the “Cash Incentive Plan”) to provide cash bonuses based on the attainment of three qualifying milestones with defined target dates. The maximum aggregate amount of cash awards under the Cash Incentive Plan is $30.0 million. Compensation cost is recognized if it is probable that a milestone will be achieved.

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
Recent Accounting Pronouncements
Please refer to Note 3 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and the United Kingdom and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk
Cash, cash equivalents and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. We consider all highly liquid investments with a maturity of three months or less as cash equivalents. As of March 31, 2020, we had $432 million deposits held primarily in cash, cash equivalents and restricted cash, which includes $250 million in cash equivalents. Cash equivalents are short term investments and would not be significantly impacted by changes in the interest rates. We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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
Item 4. Controls and Procedures
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

We continue to focus on the design and implementation of processes and procedures to improve our internal control over financial reporting and remediate our material weaknesses. We have already expanded our governance and risk management leadership by hiring an executive in charge of our efforts to comply with the Sarbanes-Oxley Act. Our additional planned activities include:
•designing and implementing additional review procedures to include more comprehensive documentation and formalization of internal control operation;
•recruiting additional personnel, in addition to utilizing third party consultants, to more effectively segregate key functions within our business and financial reporting processes;
•designing and implementing information technology general controls and business process application controls in our financial systems to support our information processing objectives;
•enhancing our financial systems’ security and role definition, and implementing workflow controls, to improve the reliability and consistency of our systems processes and related reporting; and

•implementing additional integration between our financially significant systems to reduce the amount of manual intervention in our internal controls and financial reporting processes.

While these actions, and others, are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified, and committed to the continuous improvement of our overall controls environment.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

However, after giving full consideration to the material weaknesses referenced above, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred net losses of $59.9 million for the three months ended March 31, 2020 and $210.9 million, $138.1 million and $138.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. While we have generated limited revenue from flying payloads into space, we have not yet started commercial human spaceflight operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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
We have generated only limited revenue from spaceflight, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell human spaceflight experiences. We have limited experience in marketing and selling human spaceflights, which we refer to as our astronaut experience, and if we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, in order to adequately target and engage our potential future astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience to future astronauts through direct sales and have sold a limited number of seats each year. Since 2014, we have not been actively selling our astronaut experience. Our success depends, in part, on our ability to attract new future astronauts in a cost-effective manner. While we had a backlog of approximately 600 future astronauts as of April 29, 2020, we are making, and we expect that we will need to make, significant investments in order to attract new future astronauts. Our sales growth is dependent upon our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of future astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new future astronauts at the same rate as past campaigns or brand content. If we are unable to attract new future astronauts, our business, financial condition and results of operations will be harmed.

A pandemic outbreak of a novel strain of coronavirus, also known as COVID-19, has disrupted and may continue to adversely affect our business operations and our financial results.
The global spread of COVID-19 has disrupted certain aspects of our operations and may adversely impact our business operations, including our ability to execute on our business strategy and goals. Specifically, the continued spread of COVID-19 may affect our ability to complete the development of our spaceflight systems, or our spaceflight test programs, result in delays or disruptions in our supply chain, or delay our implementation of additional internal control measures to improve our internal control over financial reporting.

Additionally, many jurisdictions, including in California, New Mexico and the United Kingdom, where most of our workforce is located, have imposed, or in the future may impose or continue to impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities and business operations. Compliance with these orders has disrupted and may continue to disrupt our standard operations, including disruption of operations necessary to complete the development of our spaceflight systems and postponement of our scheduled spaceflight test programs. For example, consistent with the actions taken by governmental authorities, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave and Spaceport America in March 2020. On account of use categorization as an essential activity, we resumed some limited operations in April 2020, which we ramped up each week as we developed revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. We are taking additional measures within our facilities to ensure the health and safety of our employees, which include universal facial coverings, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. However, there can be no assurances that these measures will prevent a future outbreak of COVID-19 within our workforce. In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines, or further restrict travel, which could adversely impact our business and results of operations.

The pandemic has also resulted in, and may continue to result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital, which could in the future negatively affect our liquidity and capital resources. Given the rapid and evolving nature of the impact of the virus, responsive measures taken by governmental authorities and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our global operations, particularly if these impacts persist or worsen over an extended period of time. To the extent COVID-19 adversely affects our business operations and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

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

Any inability to operate our spaceflight system after commercial launch at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
Even if we complete development and commence commercial human spaceflight operations, we will be dependent on a single spaceflight system. To be successful, we will need to maintain a sufficient flight rate, which will be negatively impacted if we are not able to operate that system for any reason. We may be unable to operate our current spaceflight system at our anticipated flight rate for a number of reasons, including, but not limited to, unexpected weather patterns, maintenance issues, pilot error, design and engineering flaws, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. In the event we need to replace any components or hardware of our spaceflight system, there are limited numbers of replacement parts available, some of which have significant lead time associated with procurement or manufacture, so any unplanned failures could result in reduced numbers of flights and significant delays to our planned growth.

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
Our current primary research and development objectives focus on the development of our existing and any additional spaceflight systems and related technology. If we do not complete this development in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development of our spaceflight systems and related technology involves many uncertainties, some of which are beyond our control, including:
•the impact of the COVID-19 pandemic on us, our customers, suppliers and distributors, and the global economy;
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

We may not be able to convert our orders in backlog, deposits or inbound inquiries about flight reservations into revenue.
As of April 29, 2020, our backlog represents orders for approximately 600 future astronauts for which we have not yet recognized revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable and the reservations may be cancelled under certain circumstances without penalty. Additionally, we have received over 400 One Small Step deposits as of April 29, 2020, which are for only $1,000 per deposit and are also fully refundable. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue. As of April 29, 2020, we have received more than 9,160 inbound inquiries about flight reservations since SpaceShipTwo’s first spaceflight in December 2018, but those inquiries have not been accompanied by any deposits, and we may not be able to convert those inquiries into reservations and revenue.

Many events may cause a delay in our ability to fulfill reservations or cause planned spaceflights to not be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. If we delay spaceflights or if future astronauts reconsider their astronaut experience, those future astronauts may seek to cancel their planned spaceflight, and may obtain a full or partial refund.

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
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new spaceflight systems and related technology, including on account of the global COVID-19 health crisis. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system or delays in increasing production further.

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
Because our business is currently concentrated on a single, discretionary product category, commercial human spaceflight, we are vulnerable to changes in consumer preferences or other market changes. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability, including the current business disruption and related financial impact resulting from the global COVID-19 health crisis. During such periods, our future astronauts may be more inclined to have us refund their deposits with us, and our potential future astronauts may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases, which may include not scheduling spaceflight experiences or cancelling existing reservations for spaceflight experiences. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased consumer confidence, decreased discretionary spending and reduced consumer demand for spaceflight experiences. Moreover, future shifts in consumer spending away from our spaceflight experience for any reason, including decreased consumer confidence, adverse economic conditions or heightened competition, could have a material adverse effect on our business, financial condition and results of operations. If such business and economic conditions are experienced in future periods, this could reduce our sales and adversely affect our profitability, as demand for discretionary purchases may diminish during economic downturns, which could have a material adverse effect on our business, financial condition and results of operations.

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
Prior to the Virgin Galactic Business Combination, we financed our operations and capital expenditures primarily through cash flows financed by Vieco10. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

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
Our ability to produce our current and future spaceflight systems and other components of operation is dependent upon sufficient availability of raw materials and supplied components, such as nitrous oxide, valves, tanks, special alloys, helium and carbon fiber, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs. For example, there are only a few nitrous oxide plants around the world and if one or more of these plants were to experience a slowdown in operations or to shutdown entirely, including as a result of the COVID-19 outbreak, we may need to qualify new suppliers or pay higher prices to maintain the supply of nitrous oxide needed for our operations.

In addition, we have in the past and may in the future experience delays in manufacture or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the International Traffic in Arms Regulations (“ITAR") and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled spaceflights, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

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
We are dependent on various third-party contractors to develop and provide critical technology, systems and components required for our spaceflight system. For example, each spaceflight currently requires replenishment of certain components of our RocketMotorTwo propulsion system that we obtain from third-party contractors. Should we experience complications with any of these components, which are critical to the operation of our spacecraft, we may need to delay or cancel scheduled spaceflights. We face the risk that any of our contractors may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by such contractors’ financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic, such as the current COVID-19 outbreak, or other events. The failure of any contractors to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. Our reliance on contractors and inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition and results of operations.

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
While our primary focus for the foreseeable future will be on commercializing human spaceflight, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments. In addition, we expect to explore the application of our proprietary technologies for other commercial and government uses, including, among other things, supersonic and hypersonic point-to-point travel. These anticipated technologies, however, are unproven and these products or technologies may never materialize or be commercialized in a way that would allow us to generate ancillary revenue streams. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the commercial spaceflight industry, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Further, under the terms of an amended and restated trademark license agreement (the “Amended TMLA”), our ability to operationalize some of the technologies may be dependent upon the consent of VEL. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.

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
We possess certain exclusive and non-exclusive rights to use the name and brand “Virgin Galactic” and the Virgin signature logo pursuant to the Amended TMLA. We believe the “Virgin” brand is integral to our corporate identity and represents quality, innovation, creativity, fun, a sense of competitive challenge and employee-friendliness. We expect to rely on the general goodwill of consumers and our pilots and employees towards the Virgin brand as part of our internal corporate culture and external marketing strategy. The Virgin brand is also licensed to and used by a number of other companies unrelated to us and in a variety of industries, and the integrity and strength of the Virgin brand will depend in large part on the efforts and the licensor and any other licensees of the Virgin brand and how the brand is used, promoted and protected by them, which will be outside of our control. Consequently, any adverse publicity in relation to the Virgin brand name or its principals, or in relation to another Virgin-branded company over which we have no control or influence, could have a material adverse effect on our business, financial condition and results of operations.

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
We derive limited revenue from contracts with NASA and the U.S. government and may enter into additional contracts with the U.S. or foreign governments in the future, and this subjects us to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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

•public disclosures of certain contract and company information; and
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

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

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches, reentry of our spacecraft and the operation of our spaceflight system in the United States require licenses and permits from certain agencies of the Department of Transportation, including the U.S. Federal Aviation Administration (the “FAA"), and review by other agencies of the U.S. Government, including the Department of Defense, Department of State, NASA, and the Federal Communications Commission. License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. In 2016, the FAA granted us our commercial space launch license with a limited number of verification and validation steps that we must complete before we can include future astronauts on our spaceflights. While we are in the process of completing those steps, which includes submission to the FAA of final integrated vehicle performance results conducted in an operational flight environment, delays in FAA action allowing us to conduct spaceflights with future astronauts on board imposed by the agency could adversely affect our ability to operate our business and our financial results.

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
Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the U.S. Export Administration Regulations, ITAR, and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Controls. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal liabilities, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm.

Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our spaceflight business. The authorization requirements include the need to get permission to release controlled technology to foreign person employees and other foreign persons. Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
We collect, store, process, and use personal information and other customer data, including medical information, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. For example, in January 2020, the California Consumer Privacy Act (“CCPA”) took effect, which provides new data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the European e-Privacy Regulation, which is currently in draft form. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the European Economic Area (the "EEA") and elsewhere may increase our compliance costs and legal liability.

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

Failures in, or incidents involving, our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.
If our data and network infrastructure were to fail, or if we were to suffer an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important manufacturing and technical data, which could harm our business. Our facilities, as well as the facilities of third-parties that maintain or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber attacks, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners, as well as our future astronauts’ data. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees, customers and future astronauts. We have been the target of cyber attacks involving the unauthorized breach or attempted breach of our systems, and although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

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
The occurrence of one or more natural disasters such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for spaceflight to occur as planned, resulting in additional expense to reschedule the operation and customer travel plans, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad, such as the current business disruption and related financial impact resulting from the global COVID-19 health crisis. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, we may be unable to maintain spaceflight schedules, provide other support functions to our astronaut experience or fulfill our other contracts. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our commercial spaceflight operations.

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

•the impact of epidemics or pandemics, including current business disruption and related financial impact resulting from the global COVID-19 health crisis; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Risks Related to Our Ownership Structure
We are a controlled company within the meaning of the NYSE rules, and, as a result, qualify for exemptions from certain corporate governance requirements that provide protection to stockholders of other companies. To the extent we utilize any of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of April 29, 2020, Vieco 10, SCH Sponsor Corp. (the “Sponsor”) and the chairman of our board of directors, Chamath Palihapitiya, collectively control more than 50% of our common stock and, on account of the voting agreement between those holders included in the stockholders’ agreement entered in connection with the consummation of the Virgin Galactic Business Combination (the “Stockholders' Agreement”), we are considered a “controlled company” for the purposes of NYSE rules and corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we are not currently relying on any of these exemptions, we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Vieco 10 and the other stockholders that are party to the Stockholders’ Agreement have the ability to control the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.
Pursuant to the terms of the Stockholders’ Agreement, we are required to take all necessary action to cause the specified designees of Vieco 10 and Mr. Palihapitiya to be nominated to serve on our board of directors, and each of the holders that is party to the Stockholders’ Agreement is required, among other things, to vote all of our securities held by such party in a manner necessary to elect the individuals designated by such holders. For so long as these parties hold a majority of our common stock, they will be able to control the composition of our board of directors, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:
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

Additionally, as of March 31, 2020, Vieco 10 individually controlled shares representing majority of our total outstanding shares of common stock. Even if Vieco 10 were to control less than a majority of our total outstanding shares of common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as Vieco 10 continues to beneficially own at least 25% of the shares of our common stock it beneficially owned upon completion of the Virgin Galactic Business Combination, Vieco 10’s consent is required for, among other things:
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

Furthermore, Vieco 10’s consent is also required for the following, among other things, for so long as Vieco 10 continues to beneficially own at least 10% of the shares of our common stock it beneficially owned upon completion of the Virgin Galactic Business Combination:
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
Our certificate of incorporation and bylaws and Delaware law contain certain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:
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
•once we no longer qualify as a “controlled company” under the listing standards of the NYSE, our stockholders will not be able to act by written consent, which will force stockholder action to be taken at an annual or special meeting of stockholders;
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
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•expansive negative consent rights for Vieco 10, which provide that as long as Vieco 10 maintains certain ownership thresholds to appoint a director under the Stockholders’ Agreement, the written consent of Vieco 10 is required to enter into certain business combinations or related transactions.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our certificate of incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or related to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws or (iv) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine; provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein. Notwithstanding the foregoing, our certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction.

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

Our certificate of incorporation limits liability of Vieco US and Mr. Palihapitiya and their respective affiliates’ liability, including Vieco 10, to us for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation provides that, to the fullest extent permitted by law, and other than corporate opportunities that are expressly presented to one of our directors in his or her capacity as such, Vieco US and its respective affiliates (including Vieco 10) and Mr. Palihapitiya and his respective affiliates (but in each case, other than us and our officers and employees):
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
Subject to certain exceptions, pursuant to the registration rights agreement entered in connection with the consummation of the Virgin Galactic Business Combination (the “Registration Rights Agreement”), Vieco 10 is contractually restricted for the first two years following the Virgin Galactic Business Combination from selling or transferring more than 50% of the shares of common stock it received in connection with the Virgin Galactic Business Combination, and the Sponsor is contractually restricted for the first two years following the Virgin Galactic Business Combination from selling or transferring any of the shares of common stock held by it after the Virgin Galactic Business Combination. However, following the expiration of such lockup, neither Vieco 10 nor the Sponsor will be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As restrictions on resale end and registration statements for the sale of the shares held by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock, or decreasing the market price itself. In May 2020, and as required under the Registration Rights Agreement, we filed a registration statement relating to the potential future resale from time to time by certain stockholders, including Vieco 10, the Sponsor and Mr. Palihapitiya, of the shares of our common stock they own.

The trading price of our common stock may be volatile.
The trading price of our common stock may fluctuate due to a variety of factors, including:
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

•investors mistaking developments involving other companies, including Virgin-branded companies, as involving us and our business;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as the COVID-19 global health crisis or other pandemics or epidemics, recessions, interest rates, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.

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

An active trading market for our common stock may not be maintained.
We can provide no assurance that we will be able to maintain an active trading market for our common stock on the NYSE or any other exchange in the future. If an active market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of common stock and acquire other complementary products, technologies or businesses by using our shares of common stock as consideration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 30, 2020, as a precautionary measure during this phase of COVID-19 national mobilization and recovery, our executive officers, including our named executive officers, voluntarily agreed to a temporary reduction in their annual base salaries. The annual base salary that may be earned for the period from May 11, 2020 through June 30, 2020 for George Whitesides (Chief Executive Officer) will be reduced by 20%, and for each of Jonathan Campagna (Chief Financial Officer), Michael Moses (President, VG, LLC) and Enrico Palermo (Chief Operating Officer, and President, TSC, LLC) will be reduced by 10%. Additionally, for the same reason described herein, each member of our board of directors who is eligible to receive compensation for services on the board and the committees thereof voluntarily agreed to a 20% reduction of his or her non-employee director cash compensation that may be earned for the period from May 11, 2020 through June 30, 2020.
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1(2)	Agreement and Plan of Merger, dated July 9, 2019, by and among the Registrant, Vieco 10 Limited, Foundation Sub 1, Inc., Foundation Sub 2, Inc., Foundation Sub LLC, TSC Vehicle Holdings, Inc., Virgin Galactic Vehicle Holdings, Inc. and Virgin Galactic Holdings, LLC	8-K/A	001-38202	2.1	07/11/2019
2.1(a)(2)
Amendment No. 1 to Agreement and Plan of Merger, dated October 2, 2019, by and among the Registrant, Vieco 10 Limited, Foundation Sub 1, Inc., Foundation Sub 2, Inc., Foundation Sub LLC, TSC Vehicle Holdings, Inc., Virgin Galactic Vehicle Holdings, Inc., Virgin Galactic Holdings, LLC and Vieco USA, Inc.
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
10.1(1)(3)	Amended and Restated Employment Agreement, dated January 13, 2020, by and among the Registrant, TSC, LLC, Virgin Galactic Holdings, LLC and Enrico Palermo	S-1/A	333-234770	10.6	2/14/2020
10.2	Joinder to Stockholders' Agreement dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	5/1/20
10.3	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant.	S-1	333-237961	10.10(a)	5/1/20
10.4	Amended and Restated Non-Employee Director Compensation Program					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.
** Furnished herewith.
(1) Indicates management contract or compensatory plan.
(2) Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(3) An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. The Registrant will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: May 5, 2020		/s/ George Whitesides
	Name:	George Whitesides
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020		/s/ Jonathan Campagna
	Name:	Jonathan Campagna
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)