Form 10-Q
period 2020-06-30
Virgin Galactic Holdings, Inc
filed 2020-08-03
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2020, there were 210,403,856 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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
•our ability to supply our technology to additional market opportunities;
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

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$359,912	$480,443
Restricted cash	13,266	12,278
Inventories	28,605	26,817
Prepaid expenses and other current assets	13,859	17,133
Total current assets	415,642	536,671
Property, plant, and equipment, net	56,027	49,333
Other non-current assets	19,307	19,542
Total assets	$490,976	$605,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,228	$7,038
Accrued expenses	20,810	22,277
Customer deposits	81,734	83,362
Other current liabilities	2,926	3,168
Total current liabilities	113,698	115,845
Other long-term liabilities	23,040	22,141
Total liabilities	$136,738	$137,986
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 210,403,856 and 196,001,038 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	21	20
Additional paid-in capital	598,337	589,158
Accumulated deficit	(244,125)	(121,677)
Accumulated other comprehensive income	5	59
Total stockholders' equity	354,238	467,560
Total liabilities and stockholders' equity	$490,976	$605,546

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$—	$638	$238	$2,420
Cost of revenue	—	278	173	1,284
Gross profit	—	360	65	1,136
Selling, general, and administrative expenses	26,047	14,610	52,802	26,905
Research and development expenses	37,150	30,167	71,432	61,591
Operating loss	(63,197)	(44,417)	(124,169)	(87,360)
Interest income	506	397	1,683	750
Interest expense	(8)	(1)	(17)	(2)
Other income, net	221	14	49	37
Loss before income taxes	(62,478)	(44,007)	(122,454)	(86,575)
Income tax (benefit) expense	40	61	$(6)	86
Net loss	(62,518)	(44,068)	(122,448)	(86,661)
Other comprehensive loss:
Foreign currency translation adjustment	—	(31)	(54)	(21)
Total comprehensive loss	$(62,518)	$(44,099)	$(122,502)	$(86,682)

Net loss per share:
Basic and diluted	$(0.30)	$(0.23)	$(0.59)	$(0.45)

Weighted-average shares outstanding:
Basic and diluted	211,784,541	193,663,150	207,097,047	193,663,150

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2018	$41,477	—	$—	—	$—	—	$—	$—	$—	$82	$41,559
Net loss	(42,593)	—	—	—	—	—	—	—	—	—	(42,593)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	10	10
Net transfer from Parent Company	47,445	—	—	—	—	—	—	—	—	—	47,445
Balance as of March 31, 2019	46,329	—	—	—	—	—	—	—	—	92	46,421
Net loss	(44,068)	—	—	—	—	—	—	—	—	—	(44,068)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(31)	(31)
Net transfer from Parent Company	53,730	—	—	—	—	—	—	—	—	—	53,730
Balance as of June 30, 2019	$55,991	—	$—	—	$—	—	$—	$—	$—	$61	$56,052

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019	$—	—	$—	—	$—	196,001,038	$20	$589,158	$(121,677)	$59	$467,560
Net loss	—	—	—	—	—	—	—	—	(59,930)	—	(59,930)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54)	(54)
Common stock issued related to warrants exercised	—	—	—	—	—	13,239,934	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	4,425	—	—	4,425
Balance as of March 31, 2020	—	—	—	—	—	209,240,972	21	593,582	(181,607)	5	412,001
Net loss	—	—	—	—	—	—	—	—	(62,518)	—	(62,518)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—
Common stock issued related to warrants exercised	—	—	—	—	—	1,162,884	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	5,525	—	—	5,525
Transaction costs	—	—	—	—	—	—	—	(770)	—	—	(770)
Balance as of June 30, 2020	$—	—	$—	—	$—	210,403,856	$21	$598,337	$(244,125)	$5	$354,238

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(122,448)	$(86,661)
Stock-based compensation	9,950	—
Depreciation and amortization	4,720	3,206
Other operating activities, net	67	(246)
Change in assets and liabilities
Inventories	(1,788)	(4,228)
Other current and non-current assets	3,261	1,664
Accounts payable and accrued expenses	(914)	(2,801)
Customer deposits	(1,628)	194
Other current and non-current liabilities	892	—
Net cash used in operating activities	(107,888)	(88,872)
Cash flows from investing activity
Capital expenditures	(10,139)	(8,300)
Cash used in investing activity	(10,139)	(8,300)
Cash flows from financing activities
Payments of finance lease obligations	(49)	(47)
Net transfer from Parent Company	—	101,175
Transaction costs	(1,467)	—
Net cash provided by financing activities	(1,516)	101,128
Net increase (decrease) in cash and cash equivalents	(119,543)	3,956
Cash, cash equivalents and restricted cash at beginning of period	492,721	81,368
Cash, cash equivalents and restricted cash at end of period	$373,178	$85,324

Cash and cash equivalents	$359,912	$76,897
Restricted cash	13,266	8,427
Cash, cash equivalents and restricted cash	$373,178	$85,324

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

VGH, Inc. was originally formed as a Cayman Islands exempted company on May 5, 2017 under the name Social Capital Hedosophia Holdings Corp. (“SCH”). SCH was a public investment vehicle incorporated as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On October 25, 2019, VGH, Inc. domesticated as a Delaware corporation and consummated the merger transactions contemplated by the Agreement and Plan of Merger, dated as of July 29, 2019, as amended on October 2, 2019, by and among VGH, Inc., Vieco USA, Inc. (“Vieco US”), Vieco 10 Limited (“Vieco 10”) , TSC Vehicle Holdings, Inc., (“TSCV”), Virgin Galactic Vehicle Holdings, Inc., (“VGVH”), Virgin Galactic Holdings, LLC (“VGH LLC” and, collectively with TSCV and VGVH, the “VG Companies”), and the other parties thereto (the “Virgin Galactic Business Combination”). The closing of the Virgin Galactic Business Combination occurred on October 25, 2019 and, in connection with the closing, SCH re-domiciled as a Delaware corporation under the name Virgin Galactic Holdings, Inc. Upon closing, the entities comprising the VG Companies became wholly owned subsidiaries of VGH, Inc. and in exchange the VGH, Inc. common stock due to Vieco 10 as consideration was received and directly held by Vieco US. On March 16, 2020, Vieco US distributed its shares of VGH, Inc. to Vieco 10 and, in connection with such distribution, Vieco 10 executed a joinder to the Stockholders' Agreement and the Registration Rights Agreement entered into in connection with the consummation of the Virgin Galactic Business Combination. On July 30, 2020, Vieco 10 subsequently distributed its shares of our common stock to Virgin Investments Limited (“VIL”) and Aabar Space, Inc. (“Aabar”) and, in connection with such distribution, VIL and Aabar executed a joinder to the Stockholders’ Agreement and the Registration Rights Agreement.

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

Consistent with the actions taken by governmental authorities, including California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico in late March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

operational and manufacturing plans that conform to the latest COVID-19 health precautions. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. We are also testing employees and contractors for COVID-19 on a regular basis. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

As of the date of this quarterly report on Form 10-Q, most of our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The protocols and procedures we have implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to June 30, 2020 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at June 30, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Following the Virgin Galactic Business Combination, we perform these corporate functions using our own resources or purchased services from a related party (Note 4). We have entered into a transition service agreement with Vieco 10 in connection with the separation, many of which are expected to have terms longer than one year.

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

Prior to the Virgin Galactic Business Combination, certain of our employees historically participated in Vieco 10’s stock-based compensation plans in the form of options issued pursuant to Vieco 10's plan. The performance conditions set forth in Vieco 10 stock-based compensation plans resulted in no stock-

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

based compensation expense recognized during all periods presented prior to consummation of the Virgin Galactic Business Combination.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

(a)Issued Accounting Standard Updates
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The Company is currently assessing the impact of ASU 2019-12 in its consolidated financial statements.

(b)Adopted Accounting Standard Updates
Effective January 1, 2020, we adopted ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. The adoption of ASU 2018-03 did not have a material impact on the Company’s consolidated financial statements.
(4) Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of Vieco 10. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $0.04 million per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of revenue. We paid license and royalty fees of $0.04 million and $0.02 million for the three months ended June 30, 2020 and 2019, respectively. We paid license and royalty fees of $0.10 million and $0.04 million for the six months ended June 30, 2020 and 2019, respectively.

As a result of the Virgin Galactic Business Combination, the Company entered into a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") and GV on October 25, 2019. Prior to the Virgin Galactic Business Combination, the VG Companies historically performed certain services for VO, Vieco 10 and GV. The Company is allocated corporate expenses from Vieco 10 and GV for corporate-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. General corporate overhead

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expense allocations include tax, accounting and auditing professional fees, and certain employee benefits. For the three and six months ended June 30, 2020, there was no corporate expense allocated to us from Vieco 10 and Vieco US. For the three and six months period ended June 30, 2019, we were allocated $0.2 million and $0.2 million corporate expenses, net, from Vieco 10 and GV, respectively. Corporate expense are included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of Vieco 10 and GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment and other general administrative expenses. We were allocated $0.1 million and $0.1 million of operating expenses, net, from VOH for the three months ended June 30, 2020 and 2019, respectively. We were allocated $0.2 million and $0.1 million of operating expenses, net, from VOH for the six months ended June 30, 2020 and 2019, respectively. The Company has a payable to VOH of $0.1 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively.
(5) Inventory
As of June 30, 2020 and December 31, 2019, inventory is comprised of the following:

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Raw Materials	$24,923	$22,578
Work in-progress	3,682	4,239
Total inventory	$28,605	$26,817

For the three months ended June 30, 2020, we wrote off $0.1 million of inventory due to excess and obsolescence. For the six months ended June 30, 2020, we wrote off $1.1 million of inventory due to excess and obsolescence. There were no write-downs of inventories to net realizable value for the three and six months ended June 30, 2019.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) Property, Plant, and Equipment, net
As of June 30, 2020 and December 31, 2019, property, plant, and equipment, net consists of the following :

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Buildings	$9,142	$9,142
Leasehold improvements	23,930	20,048
Aircraft	195	320
Machinery and equipment	35,918	33,608
IT software and equipment	20,002	17,151
Construction in progress	6,057	3,674
	95,244	83,943
Less accumulated depreciation and amortization	(39,217)	(34,610)
Property, plant, and equipment, net	$56,027	$49,333

Total depreciation and amortization for the three months ended June 30, 2020 and 2019 was $2.6 million and $1.6 million, respectively, of which $1.2 million and $1.0 million was recorded in research and development expense, respectively. Total depreciation and amortization for the six months ended June 30, 2020 and 2019 was $4.7 million and $3.2 million, respectively, of which $2.1 million and $1.3 million was recorded in research and development expense, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)  Leases
The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" in the 2019 Annual Report on Form 10-K.

The components of lease expense related to leases for the period are as follows:

	Three Months Ended June 30,
	2020	2019
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$1,010	$835
Short-term lease expense	26	35

Finance Lease Cost:
Amortization of right-of-use assets	28	26
Interest on lease liabilities	8	6
Total finance lease cost	36	32

Variable lease cost	427	175
Total lease cost	$1,499	$1,077

	Six Months Ended June 30,
	2020	2019
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$2,162	$1,815
Short-term lease expense	123	93

Finance Lease Cost:
Amortization of right-of-use assets	55	56
Interest on lease liabilities	17	10
Total finance lease cost	72	66

Variable lease cost	775	264
Total lease cost	$3,132	$2,238

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$2,545	$2,197
Operating cash flows for finance leases	$18	$7
Financing cash flows for finance leases	$49	$47

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$34	$16,746
Finance Leases	$48	$358

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	13.20	13.96
Finance leases (in years)	3.47	4.63

Weighted average discount rates:
Operating leases	11.77%	11.79%
Finance leases	8.92%	10.70%

The supplemental balance sheet information related to leases for the period is as follows:

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$16,120	$16,632

Short-term operating lease liabilities	$2,049	$2,354
Long-term operating lease liabilities	20,968	21,867
Total operating lease liabilities	$23,017	$24,221

Lease expense for the three months ended June 30, 2020 and June 30, 2019 was $1.5 million and $1.1 million, respectively. Lease expense for the six months ended June 30, 2020 and June 30, 2019 was $3.1 million and $2.2 million, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2020 (for the remaining period)	$2,474	$73
2021	4,105	133
2022	3,282	118
2023	3,227	90
2024	3,226	34
Thereafter	29,737	—
Total lease payments	$46,051	$448
Less:
Imputed interest/present value discount	(23,034)	$(60)
Present value of lease liabilities	$23,017	$388

(8) Other Current and Non-current Assets
A summary of the components of other assets are as follows:

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Prepaid expense	$13,082	$16,672
Accounts receivable	777	461
Total other current assets	$13,859	$17,133

Right-of-use assets	$16,120	$16,927
Other non-current assets	3,187	2,615
Total other non-current assets	$19,307	$19,542

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9) Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Accrued payroll	$3,864	$2,027
Accrued vacation	3,705	2,797
Accrued bonus	3,730	6,502
Other accrued expenses	9,511	10,951
Total accrued expenses	$20,810	$22,277

(10) Long-term Debt

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Commercial loan	$930	$—
	930	—

Less: Current portion	(310)	—
Non-current portion	$620	$—

Aggregate maturities of long-term debt as of June 30, 2020 are as follows:

(In thousands)
2020 (for the remaining period)	$310
2021	310
2022	310
$930

On June 18, 2020, we financed the purchase of software licenses through a loan totaling approximately $0.9 million. The loan amortized in three equal annual installment of approximately $0.3 million with the final payment due on October 1, 2022 with 0% interest rate. The loan is secured by a standby letter of credit issued from our financial institution and restricted cash has been recorded for the corresponding outstanding balance.

The imputed interest of this loan was immaterial.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) Income Taxes
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

Income tax (benefit) expense was $0.04 million and $0.06 million for the three months ended June 30, 2020 and 2019, respectively. Income tax (benefit) expense was $(0.01) million and $0.09 million for the six months ended June 30, 2020 and 2019, respectively. The effective income tax rate was nil for three months ended June 30, 2020 and 2019. The effective income tax rate was nil for six months ended June 30, 2020 and 2019. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Stockholders' Equity
There have been no significant changes from the Stockholders' Equity disclosed in Note 11 of the “Stockholders Equity” included in the Annual Report on Form 10-K other than redemption of warrants noted below.

Warrants and Warrant Redemption
As of April 30, 2020, there were no warrants outstanding. As of December 31, 2019, there were 22,999,977 warrants outstanding that had initially been issued as part of our initial public offering in 2017 (the “public warrants”), which included warrants that were part of the Company’s then-outstanding units. As of both June 30, 2020 and December 31, 2019, there were also 8,000,000 warrants outstanding that were issued in a private placement simultaneously with the Company’s initial public offering (the “private placement warrants”).

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13)  Earnings per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except for share and per share data)
Basic and diluted:
Net loss	$(62,518)	$(44,068)	$(122,448)	$(86,661)
Weighted average shares of common stock outstanding	211,784,541	193,663,150	207,097,047	193,663,150
Basic and diluted net loss per share	$(0.30)	$(0.23)	$(0.59)	$(0.45)

Earnings per share calculations for the three and six months ended June 30, 2019 have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Virgin Galactic Business Combination to effect the reverse recapitalization less issuance of 1,924,402 shares to Boeing, the issuance of 413,486 shares to settle transaction costs and the common stock equivalent of the vested 1,500,000 Director RSU Awards granted in connection to the Virgin Galactic Business Combination that remain unsettled as of June 30, 2020.

As of June 30, 2020, December 31, 2019 and June 30, 2019, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 8,000,000, 30,999,977 and 30,999,977, respectively, shares and the dilutive effect of outstanding stock options and unvested restricted stock units, as described in Note 12 of the “Notes to Consolidated Financial Statements” included in the 2019 Annual Report on Form 10-K, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
(14) Stock-Based Compensation
The Company's 2019 Incentive Award Plan ("2019 Plan") is more fully described in Note 13 of the "Notes to Consolidated Financial Statements" in the 2019 Annual Report on Form 10-K. Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and restricted stock units ("RSUs") to employees, directors and other service providers. Twenty five percent of such stock options cliff vest at the grant dates first anniversary and will ratably vest monthly over the next three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of options activity under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2018	—	$—	0	—
Granted	6,212,609	11.58
Exercised	—	—
Forfeited options	(90,565)	11.79
Options outstanding at December 31, 2019	6,122,044	$11.58	9.83	—
Granted	334,894	13.87
Exercised	—	—
Forfeited options	(171,830)	11.79
Options outstanding at June 30, 2020	6,285,108	$11.69	9.31	$29,225,752

Options exercisable at June 30, 2020	—	$—	9.31	—
__________________

(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the  exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the period end date.

The following table sets forth the summary of RSUs activity under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
Outstanding at January 1, 2019	—	$—
Granted	1,795,209	7.11
Vested	—	—
Forfeited	(27,495)	7.11
Outstanding at December 31, 2019	1,767,714	$7.11
Granted	531,458	14.11
Vested	—	—
Forfeited	(63,472)	8.05
Outstanding at June 30, 2020	2,235,700	$17.42

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock options and RSUs expenses are included in selling, general and administrative and research and development expense in the condensed consolidated statements of operations and comprehensive loss, related to stock options and RSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock option expense
Selling, General & Administrative	$1,880	$—	$3,944	$—
Research & Development	1,017	—	2,056	—
Total stock option expense	2,897	—	6,000	—

RSU expense
Selling, General & Administrative	1,666	—	2,473	—
Research & Development	962	—	1,477	—
Total RSU expense	2,628	—	3,950	—
Total stock-based compensation expense	$5,525	$—	$9,950	$—

At June 30, 2020, the unrecognized stock-based compensation related to these options was $40.7 million and is expected to be recognized over a weighted-average period of 3.3 years. At June 30, 2020, the unrecognized stock-based compensation related to RSUs was $45.7 million and is expected to be recognized over a weighted-average period of 3.4 years.

The weighted average assumptions used to value the option grants are as follows:

	As of
	June 30, 2020	December 31, 2019
Expected life (in years)	6.0	6.0
Volatility	75.3%	75.0%
Risk free interest rate	1.2%	1.7%
Dividend yield	—%	—%

The weighted average fair value per option at the grant date for options issued during the six months ended June 30, 2020 and for the year ended December 31, 2019 was $7.73 and $7.63, respectively.

Award Modification
On March 10, 2020, we modified the RSU grants made in connection with the closing of the Virgin Galactic Business Combination by removing one of the vesting criteria requiring our share price value to be greater than $10 per share at the time RSUs vest. No other terms of the awards were modified. Stock-based compensation expense related to the modification was calculated by taking the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award. Given the RSUs were unvested at the time of modification, the incremental stock-based compensation expense will prospectively be expensed over the remaining vesting period. Total incremental stock-based compensation expense recorded as a result of the modification was $0.6 million for the three months ended June 30, 2020. Total incremental stock-based compensation expense recorded as a result of the modification was $1.1 million for the six months ended June 30, 2020.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(15)  Fair Value Measurements
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

The carrying amounts included in the condensed consolidated balance sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 at fair value on a recurring basis:

Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$70,103	$—	$—
Certificate of Deposit	44,367	—	—
Cash Equivalents	230,446	—	—
Total assets at fair value	$344,916	$—	$—

Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$423,149	$—	$—
Certificate of Deposit	42,630	—	—
Total asset at fair value	$465,779	$—	$—

(16) Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 30, 2020, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million. For the three and six months ended June 30, 2020, the Company recorded an additional legal settlement expense of $0 and $0.2 million, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
(17) Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $1.0 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. Defined contributions were $2.0 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.
(18) Supplemental Cash Flow Information

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Supplemental disclosure
Cash payments for:
Income tax paid	$34	$86
	$34	$86

Schedule for noncash investing activities
Unpaid property, plant, and equipment received	$1,287	$1,147
	$1,287	$1,147

Schedule for noncash financing activities
Issuance of common stocks through "cashless" warrants exercised	$360,742	$—
Long-term debt	930	—
Unpaid deferred transaction costs	—	1,217
	$361,672	$1,217

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of the VG Companies and their subsidiaries prior to the consummation of the Virgin Galactic Business Combination and Virgin Galactic Holdings, Inc. and its subsidiaries after consummation of the Virgin Galactic Business Combination. Prior to the Virgin Galactic Business Combination and prior to the series of Vieco 10 reorganization steps, Galactic Ventures, LLC ("GV"), a wholly-owned subsidiary of Vieco 10, was the direct parent of the VG Companies.

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
We are a vertically integrated aerospace company pioneering human spaceflight for private individuals and researchers. Our spaceship operations consist of commercial human spaceflight and flying commercial research and development payloads into space. Our operations also include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight vehicles. We focus our efforts in spaceflights using our reusable technology for human tourism and for research and education. We intend to offer our customers, who we also refer to as "future astronauts", a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose built commercial spaceport and will be the site of our initial commercial spaceflight operations. We believe the site provides us with a competitive advantage when creating our spaceflight plans as it not only has a desert climate with relatively predictable weather conditions preferable to support our spaceflights, it also has airspace that is restricted for surrounding commercial air traffic that will facilitate frequent and consistent flight scheduling.

Our primary mission is to launch the first commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, SpaceShipTwo, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. Shortly thereafter, we flew our second spaceflight in SpaceShipTwo in February 2019, and, in addition to the two pilots, carried a crew member in the cabin. We have received reservations for approximately 600 spaceflight tickets and collected more than $80.0 million in future astronaut deposits as of July 30, 2020. Additionally, in February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and as of July 30, 2020, we had received over 700 One Small Step deposits. With each ticket purchased, future astronauts will experience a multi-day journey that includes a tour of the spaceport, flight suit fitting, spaceflight training and culminating with a trip to space on the final day.

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

Our team is currently in various stages of designing, testing and manufacturing additional spaceships and rocket motors in order to meet the expected demand for human spaceflight experiences. Concurrently, we are researching and developing new products and technologies to grow our company. We are in the early planning stage to develop and build a second carrier aircraft for SpaceShipTwo.

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

Commercial Launch of Our Human Spaceflight Program
We are in the final phases of developing our commercial spaceflight program. Prior to commercialization, we must complete our test flight program, which includes a rigorous series of ground and flight tests, including our baseline spaceflight metrics, flight paths and safety protocol that will be used throughout our spaceflight program. The final portion of the test flight program includes submission of verification reports to the FAA for their review, which will then allow us to carry paying customers on spaceflights under our existing commercial spaceflight license. However, the timing of the submission may be delayed by multiple factors, some of which are outside of our control, including the current, and uncertain future impact of the COVID-19 outbreak on our business. Any delays in successful completion of our test flight program, whether on account of the impact of COVID-19 or otherwise, will impact our ability to generate human spaceflight revenue.

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of July 30, 2020, we had reservations for SpaceShipTwo flights for approximately 600 future astronauts. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales, and as of July 30, 2020, we had received over 700 One Small Step deposits from 58 countries.

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

Safety Performance of Our Spaceflight Systems
Our spaceflight systems are highly specialized with sophisticated and complex technology. We have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight systems meet rigorous quality standards. However, our spaceflight systems are still subject to operational and process problems, such as manufacturing and design issues, pilot errors, or cyber attacks. Any actual or perceived safety issues may result in significant reputational harm to our business and our ability to generate human spaceflight revenue.

Impact of COVID-19
On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, "stay-at-home" orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, including California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico in late March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations and under revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. We are also testing employees and contractors for COVID-19 on a regular basis. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

As of the date of this quarterly report on Form 10-Q, most of our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to June 30, 2020 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at June 30, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs.
Component of Results of Operations
Revenue

To date, we have primarily generated revenue by transporting scientific commercial research and development payloads using our spaceflight systems and by providing engineering services as a subcontractor to the primary contractor of a long-term contract with the U.S. government. We also have generated revenue from a sponsorship arrangement.

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

We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general, director, officer insurance, investor relations, and professional services.

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

As of June 30, 2020, our current primary research and development objectives focus on the development of our SpaceShipTwo vehicles for commercial spaceflights and developing our RocketMotorTwo, a hybrid rocket propulsion system that will be used to propel our SpaceShipTwo vehicles into space. The successful development of SpaceShipTwo and RocketMotorTwo involves many uncertainties, including:

•timing in finalizing spaceflight systems design and specifications;
•successful completion of flight test programs, including flight safety tests;
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;
•performance of our manufacturing facilities despite risks that disrupt production, such as natural disasters and hazardous materials;
•performance of a limited number of suppliers for certain raw materials and components;
•performance of our third-party contractors that support our research and development activities;
•our ability to maintain rights from third parties for intellectual properties critical to research and development activities;
•our ability to continue funding and maintaining our current research and development activities; and
•the impact of the ongoing global COVID-19 pandemic.

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

Other Income
Other income consists of miscellaneous non-operating items, such as gains on marketable securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue	$—	$638	$238	$2,420
Cost of revenue	—	278	173	1,284
Gross profit	—	360	65	1,136
Operating expenses:
Selling, general and administrative expenses	26,047	14,610	52,802	26,905
Research and development expenses	37,150	30,167	71,432	61,591
Operating loss	(63,197)	(44,417)	(124,169)	(87,360)
Interest income	506	397	1,683	750
Interest expense	(8)	(1)	(17)	(2)
Other income	221	14	49	37
Loss before income taxes	(62,478)	(44,007)	(122,454)	(86,575)
Income tax (benefit) expense	40	61	(6)	86
Net loss	$(62,518)	$(44,068)	$(122,448)	$(86,661)

For the Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019
Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Revenue	$—	$638	$(638)	(100)%	$238	$2,420	$(2,182)	(90)%

We did not record any revenue for the three months ended June 30, 2020, compared to $0.6 million of revenue for the three months ended June 30, 2019. This revenue recorded for the three months ended June 30, 2019 was attributable to engineering services provided under long-term U.S. government contracts in 2019.

Revenue decreased by $2.2 million, or 90%, to $0.2 million for the six months ended June 30, 2020 from $2.4 million for the six months ended June 30, 2019. This is primarily due to decreased engineering services of $1.0 million under long-term U.S. government contracts, a decrease in payload revenue of $0.8 million attributable to the February 2019 payload flown in connection with our testing program, and reduced sponsorship revenue of $0.3 million from an expired agreement.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Cost of revenue	$—	$278	$(278)	(100)%	$173	$1,284	$(1,111)	(87)%
Gross profit	—	360	$(360)	(100)%	65	1,136	$(1,071)	(94)%
Gross margin	—%	56%			27%	47%

We did not record any cost of revenue in the three months ended June 30, 2020, on account of not recording any revenue in the period. Cost of revenue was $0.3 million for the three months ended June 30, 2019.

Cost of revenue decreased by $1.1 million, or 87%, to $0.2 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019. The change in cost of revenue was primarily due to the costs for flying payload in February 2019 compared to the six months ended June 30, 2019, during which time we recorded no payload revenue. The labor costs associated with providing engineering services under long-term U.S. government contracts decreased proportionally with the billings. Gross profit decreased by $1.1 million, or 94%, to $0.1 million for the six months ended June 30, 2020 from $1.1 million for the six months ended June 30, 2019. Gross margin for the six months ended June 30, 2020 decreased 20 percentage points compared to the six months ended June 30, 2019. The decrease in gross profit and gross margin is primarily driven by smaller gross margins associated with the long-term engineering service contracts.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Selling, general and administrative expense	$26,047	$14,610	$11,437	78%	$52,802	$26,905	$25,897	96%

Selling, general and administrative expenses increased by $11.4 million, or 78%, to $26.0 million for the three months ended June 30, 2020 from $14.6 million for the three months ended June 30, 2019. This increase was primarily due to additional costs associated with being a public company, including $3.2 million of professional and legal fees, $2.6 million of salary and other benefits, and $1.9 million of insurance, as well as $3.4 million of stock-based compensation.

Selling, general and administrative expenses increased by $25.9 million, or 96%, to $52.8 million for the six months ended June 30, 2019 from $26.9 million for the six months ended June 30, 2019. This $25.9 million increase was primarily due to additional cost associated with being a public company, including increases of $7.8 million of professional and legal fees, $5.0 million of insurance, $4.0 million of salary and other benefits, $1.3 million of IT software and consulting expense, as well as $6.3 million stock-based compensation and $0.9 million of depreciation expense.

Research and Development Expenses

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Research and development expenses	$37,150	$30,167	$6,983	23%	$71,432	$61,591	$9,841	16%

Research and development expenses increased by $7.0 million, or 23%, to $37.2 million for the three months ended June 30, 2020 from $30.2 million for the three months ended June 30, 2019. The increase was primarily due to costs associated with developing our spaceflight system, including increases of $2.3 million of salary and other benefits, $1.0 million of facilities costs, $1.0 million of materials and minor equipment costs, and $0.5 million of insurance costs and $1.9 million of stock-based compensation.

Research and development expenses increased by $9.8 million, or 16%, to $71.4 million for the six months ended June 30, 2020 from $61.6 million for the six months ended June 30, 2019. The increase was primarily due to costs associated with developing our spaceflight system, including increases of $2.2 million of salary and other benefits, $1.4 million of materials and minor equipment costs, $1.0 million of facilities costs, $0.5 million of insurance costs, $0.5 million of technical consulting fees, and $3.5 million of stock-based compensation and $0.5 million of depreciation expense.

Interest Income

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Interest income	$506	$397	$109	27%	$1,683	$750	$933	124%

Interest income increased by $0.1 million, or 27%, to $0.5 million for the three months ended June 30, 2020 from $0.4 million for the three months ended June 30, 2019. The increase was primarily due to increase in cash, cash equivalents and restricted cash related to the proceeds of the Virgin Galactic Business Combination, which are being held in an interest-bearing accounts.

Interest income increased by $0.9 million, or 124%, to $1.7 million for the six months ended June 30, 2020 from $0.8 million for the six months ended June 30, 2019. The increase was primarily due to increase in cash, cash equivalents and restricted cash related to the proceeds of the Virgin Galactic Business Combination, which are being held in an interest-bearing accounts.

Interest Expense
The increase in interest expense for the three and six months ended June 30, 2020 was not material and attributable to our finance lease obligations.

Other Income
The increase in other income for the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 was not material and is primarily attributable to the net unrealized gains on marketable securities.

Income Tax Expense
Income tax expense was immaterial for the three and six months ended June 30, 2020 and 2019. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
Prior to the consummation of the Virgin Galactic Business Combination, our operations historically participated in cash management and funding arrangements managed by Vieco 10 and GV. Only cash and cash equivalents held in bank accounts legally owned by entities dedicated to us are reflected in the condensed consolidated balance sheets. Cash and cash equivalents held in bank accounts legally owned by Vieco 10 and GV were not directly attributable to us for any of the periods presented. Transfers of cash, both to and from Vieco 10 and GV by us have been reflected as a component of net parent investment and membership equity in the condensed consolidated balance sheets and as a financing activity on the accompanying condensed consolidated statements of cash flows.

As of June 30, 2020, we had cash, cash equivalents and restricted cash of $373.2 million. From the time of our inception to the consummation of the Virgin Galactic Business Combination, we financed our operations and capital expenditures through cash flows financed by Vieco 10 and GV. Our principal sources of liquidity following the Virgin Galactic Business Combination and the October 2019 investment by an entity affiliated with the Boeing Company have been our cash, cash equivalents and restricted cash.

Historical Cash Flows

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by
Operating activities	$(107,888)	$(88,872)
Investing activities	(10,139)	(8,300)
Financing activities	(1,516)	101,128
Net change in cash and cash equivalents and restricted cash	$(119,543)	$3,956

Operating Activities
Net cash used in operating activities was $107.9 million for the six months ended June 30, 2020, primarily consisting of $122.4 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $4.7 million and stock based compensation expense of $10.0 million, as well as a $0.2 million of cash consumed by working capital.

Net cash used in operating activities was $88.9 million for the six months ended June 30, 2019, primarily consisting of $86.7 million of net losses, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $3.2 million, as well as $5.1 million of cash consumed by working capital.

Investing Activities
Net cash used in investing activities was $10.1 million for the six months ended June 30, 2020, primarily consisting of construction activities at the Gateway to Space facility, IT infrastructure purchases, and the purchase of tooling and manufacturing equipment.

Net cash used in investing activities was $8.3 million for the six months ended June 30, 2019, primarily consisting of purchases of tooling and manufacturing equipment, construction activities at the Gateway to Space facility, including main hangar construction, and purchasing of furniture and fixtures, as well as construction relating to spaceflight systems fueling facilities.

Financing Activities
Net cash used in financing activities was $1.5 million for the six months ended June 30, 2020, consisting primarily of cash consumed by professional and other fees related to financing transaction costs, partially offset by proceeds from long-term debt.

Net cash provided by financing activities was $101.1 million for the six months ended June 30, 2019, consisting primarily of equity contributions received from Vieco 10.

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
•pursue further research and development on our future human spaceflights, including those related to our research and education efforts, high speed point-to-point travel and orbital spaceflight;

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

Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single SpaceShipTwo, we currently have two additional SpaceShipTwo vehicles under construction and expect the direct costs to complete these two vehicles to be in the range of $35 million to $55 million. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we have achieved technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and continue to expense these costs as incurred to research and development.

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
Contractual Obligations and Commitments
Except as set forth in Note 16, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

For the three months and six months period ended June 30, 2020 and 2019, we recognized revenue when delivery of our obligations to our customer has occurred, the collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Revenue is measured at the fair value of the consideration received excluding discounts, rebates, value added tax, and other sales taxes or duty. Cash payments for spaceflights are classified as customer deposits until persuasive evidence of an arrangement exists. Revenues from spaceflight is recognized when spaceflight service has been delivered. Revenue from engineering services is recognized on a time-and-materials basis for direct labor hours incurred at fixed hourly rates.

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

In connection with the Virgin Galactic Business Combination, our board of directors and stockholders adopted the 2019 Incentive Award Plan (the "2019 Plan"). Pursuant to the 2019 Plan, up to 21,208,755 shares of common stock have been reserved for issuance to employees, consultants and directors. Please refer to Note 14 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding stock-based compensation.

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
Recent Accounting Pronouncements
Please refer to Note 3 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this report.

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

Interest Rate Risk
Cash, cash equivalents and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. We consider all highly liquid investments with a maturity of three months or less as cash equivalents. As of June 30, 2020, we had $373 million deposits held primarily in cash, cash equivalents and restricted cash, which includes $230.4 million in cash equivalents. Cash equivalents are short term investments and would not be significantly impacted by changes in the interest rates. We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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

We continue to focus on the design and implementation of processes and procedures to improve our internal control over financial reporting and remediate our material weaknesses. We have already expanded our governance and risk management leadership by hiring an executive in charge of our efforts to comply with the Sarbanes-Oxley Act. Our additional planned activities include:
•designing and implementing additional review procedures to include more comprehensive documentation and formalization of internal control operations;
•recruiting additional personnel, in addition to utilizing third party consultants, to more effectively segregate key functions within our business and financial reporting process;
•designing and implementing information technology general controls and business process application controls in our financial systems to support our information processing objectives;
•enhancing our financial system's security role definition, and implementing workflow controls, to improve the reliability of our systems process and related reporting; and

•implementing additional integration in our financially significant systems to reduce the amount of manual intervention in our internal controls and financial reporting process.

While these actions, and others, are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall controls environment.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there has been no change in our internal control over financial reporting during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred net losses of $122.4 million for the six months ended June 30, 2020 and $210.9 million, $138.1 million and $138.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. While we have generated limited revenue from flying payloads into space, we have not yet started commercial human spaceflight operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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
We have generated only limited revenue from spaceflight, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell human spaceflight experiences. We have limited experience in marketing and selling human spaceflights, which we refer to as our astronaut experience, and if we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, in order to adequately target and engage our potential future astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience to future astronauts through direct sales and have sold a limited number of seats each year. Since 2014, we have not been actively selling our astronaut experience. Our success depends, in part, on our ability to attract new future astronauts in a cost-effective manner. While we had a backlog of approximately 600 future astronauts as of July 30, 2020, we are making, and we expect that we will need to make, significant investments in order to attract new future astronauts. Our sales growth is dependent upon our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of future astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new future astronauts at the same rate as past campaigns or brand content. If we are unable to attract new future astronauts, our business, financial condition and results of operations will be harmed.

A pandemic outbreak of a novel strain of coronavirus, also known as COVID-19, has disrupted and may continue to adversely affect our business operations and our financial results.
The global spread of COVID-19 has disrupted certain aspects of our operations and may adversely impact our business operations, including our ability to execute on our business strategy and goals. Specifically, the continued spread of COVID-19 and precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including our ability to complete the development of our spaceflight systems, or our spaceflight test programs, causing delays or disruptions in our supply chain, and decreasing our operational efficiency in space flight system manufacturing, maintenance, ground operations and flight operations. They may also delay our implementation of additional internal control measures to improve our internal control over financial reporting.

Additionally, many jurisdictions, including in California, New Mexico and the United Kingdom, where most of our workforce is located, have imposed, or in the future may impose or continue to impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities and business operations. Compliance with these orders has disrupted and may continue to disrupt our standard operations, including disruption of operations necessary to complete the development of our spaceflight systems and postponement of our scheduled spaceflight test programs. For example, consistent with the actions taken by governmental authorities, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave and Spaceport America in March 2020. On account of use categorization as an essential activity, we resumed some limited operations in April 2020 and have continued to gradually ramp up on-site operations towards pre-pandemic levels as we have developed revised operational and manufacturing plans that conform to the latest COVID-19 health precautions, while almost all of the remaining workforce remains working from home. We are taking additional measures within our facilities to ensure the health and safety of our employees, which include universal facial coverings, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. However, we have experienced COVID-19 illness in our workforce, and there can be no assurances that these measures will prevent a future outbreak of COVID-19 within our workforce. These measures have also resulted in the reduction of operational efficiency within our impacted workforce, and we expect they will continue to do so. In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines, or further restrict travel, which could adversely impact our business and results of operations.

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
We expect to commence commercial operations with a single spaceflight system, with both the spaceship and the carrier craft being needed to conduct commercial spaceflight operations. While we have already been issued a commercial spaceflight license by the FAA, a series of verification reports are required to be submitted to the FAA before we are able to fly commercial paying customers on our spaceflight system. Following each flight test we undertake, we analyze the resulting data and determine whether additional changes to the spaceflight system are required. Historically, changes have been required and implementing those changes has resulted in additional delay and expense. For example, an unanticipated in-flight incident involving an earlier model of SpaceShipTwo manufactured and operated by a third-party contractor, led to the loss of that spaceship and significant delays in the planned launch of our spaceflight system as we addressed design and safety concerns, including with applicable regulators. If issues like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with manufacturing improvements or design and safety of either the spaceship or the carrier craft that comprise our spaceflight system, the anticipated launch of our commercial human spaceflight operations could be delayed.

Any inability to operate our spaceflight system after commercial launch at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
Even if we complete development and commence commercial human spaceflight operations, we will be dependent on a single spaceflight system. To be successful, we will need to maintain a sufficient flight rate, which will be negatively impacted if we are not able to operate that system for any reason. We may be unable to operate our current spaceflight system at our anticipated flight rate for a number of reasons, including, but not limited to, unexpected weather patterns, maintenance issues, pilot error, design and engineering flaws, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. Our spaceflight systems are highly sophisticated and depend on complex technology, and we require them to meet rigorous performance goals that may from time to time necessitate that we replace critical components or hardware. In the event we need to replace any components or hardware of our spaceflight system, there are limited numbers of replacement parts available, some of which have significant lead time associated with procurement or manufacture, so any failure of our systems or their components or hardware to meet those standards could result in reduced numbers of flights and significant delays to our planned growth.

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
•our ability to maintain rights from third parties for intellectual properties critical to our research and development activities; and
•our ability to continue funding and maintaining our research and development activities.

Unsatisfactory safety performance of our spaceflight systems could have a material adverse effect on our business, financial condition and results of operation.
We manufacture and operate highly sophisticated spaceflight systems and offer a specialized astronaut experience that depends on complex technology. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight systems meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, pilot error, cyber-attacks or other intentional acts, that could result in potential safety risks. Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues with our spaceflight systems or customer safety could result in delaying or cancelling planned flights, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.

We may not be able to convert our orders in backlog, deposits or inbound inquiries about flight reservations into revenue.
As of July 30, 2020, our backlog represents orders for approximately 600 future astronauts for which we have not yet recognized revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable and the reservations may be cancelled under certain circumstances without penalty. Additionally, we have received over 700 One Small Step deposits as of July 30, 2020, which are for only $1,000 per deposit and are also fully refundable. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue. Similarly, the deposits we have received to date from customers interested in an orbital space program are all currently refundable.
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

Our investments in developing new offerings and technologies and exploring the application of our existing proprietary technologies for other uses and those offerings, technologies or opportunities may never materialize.

While our primary focus for the foreseeable future will be on commercializing human spaceflight, we have invested certain of our resources in developing new technologies, services, products and offerings, such as high speed point-to-point travel and programs related to orbital spaceflight, and expect that we may invest a more significant amount of resources to those purposes in the future. However, we may not realize the expected benefits of these investments. These anticipated technologies, services, products and offerings are unproven and subject to significant continued design and development efforts, may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these technologies, services, products and offerings. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. We may also seek to expand the application of our existing proprietary technology in new and unproven offerings. Further, under the terms of an amended and restated trademark license agreement (the “Amended TMLA”), our ability to operationalize some of the technologies may be dependent upon the consent of VEL. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our growth strategy depends in part on the continued operation of our current spaceflight system and related equipment, as well as the manufacture of other spaceflight systems in the future. Each spaceflight system has a limited useful life, which is driven by the number of cycles that the system undertakes. While the vehicle is designed for a certain number of cycles, known as the design life, there can be no assurance as to the actual operational life of a spaceflight system or that the operational life of individual components will be consistent with its design life. A number of factors impact the useful lives of the spaceflight systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, the actual combined environment experienced compared to the assumed combined environment for which the spaceflight systems were designed and tested and the occurrence of any anomaly or series of anomalies or other risks affecting the spaceflight systems during launch, flight and reentry. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our spaceflight systems and related equipment using less of our currently installed equipment, which could render our existing inventory obsolete. Any continued improvements in spaceflight technology may make obsolete our existing spaceflight systems or any component of our spacecraft prior to the end of its life. If the spaceflight systems and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in commencing commercial spaceflights or increasing the rate of our commercial spaceflights, or greater maintenance costs than previously anticipated such that the cost to maintain the spacecraft and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.

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
The commercial spaceflight industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitor in establishing a commercial suborbital spaceflight offering is Blue Origin, a privately funded company founded in 2000. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing products within the aerospace industry, including SpaceX and Boeing. While these companies are currently focused on providing orbital spaceflight transportation to government agencies, a fundamentally different product from ours, we cannot assure you that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. We may also explore the application of our proprietary technologies for other uses, such as high speed point-to-point travel, where the industry is even earlier in its development.
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

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into nondisclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our future astronauts, consultants and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

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

As we have expanded our international presence, we are also subject to additional privacy rules, many of which, such as the European Union’s General Data Protection Regulation (the “GDPR”) and national laws supplementing the GDPR, such as in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the EEA. These more stringent requirements include expanded disclosures to inform future astronauts about how we may use their personal data through external privacy notices, increased controls on profiling future astronauts and increased rights for data subjects (including future astronauts and employees) to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring future astronauts to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.

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

Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. We have not yet started commercial spaceflight operations, and our estimates of the required team size to support our estimated flight rates may require increases in staffing levels that may require significant capital expenditure. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. Additionally, we do not carry key personnel insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Ownership Structure

Virgin Investments Limited and the other stockholders that are party to the Stockholders’ Agreement have the ability to control the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.
Pursuant to the terms of the stockholders' agreement entered in connection with the consummation of the Virgin Galactic Business Combination (the "Stockholders’ Agreement"), we are required to take all necessary action to cause the specified designees of Virgin Investments Limited (“VIL”) and Chamath Palihapitiya, the chairman of our board of directors, to be nominated to serve on our board of directors, and each of the holders that is party to the Stockholders’ Agreement is required, among other things, to vote all of our securities held by such party in a manner necessary to elect the individuals designated by such holders. For so long as these parties hold a substantial amount of our common stock, they will be able to effectively control the composition of our board of directors, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:
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
Additionally, VIL has a contractual right to be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as VIL and Aabar Space, Inc. (“Aabar”) continue to beneficially own, in the aggregate, at least 25% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination, VIL’s consent is required for, among other things:
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
Furthermore, VIL’s consent is also required for the following, among other things, for so long as VIL and Aabar continue to beneficially own, in the aggregate, at least 10% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination:
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
•our stockholders are not able to act by written consent, which requires stockholder action to be taken at an annual or special meeting of stockholders;
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

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•expansive negative consent rights for VIL, provided that VIL and Aabar continue to beneficially own certain amounts of our common stock as specified under the Stockholders’ Agreement, for our entry into certain business combinations or related transactions.
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

Our certificate of incorporation limits liability of Vieco US and Mr. Palihapitiya and their respective affiliates’ liability, including VIL, to us for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation provides that, to the fullest extent permitted by law, and other than corporate opportunities that are expressly presented to one of our directors in his or her capacity as such, Vieco US and its respective affiliates (including VIL) and Mr. Palihapitiya and his respective affiliates (but in each case, other than us and our officers and employees):
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
Subject to certain exceptions, pursuant to the registration rights agreement entered in connection with the consummation of the Virgin Galactic Business Combination (the “Registration Rights Agreement”), VIL and Aabar are contractually restricted for the first two years following the Virgin Galactic Business Combination from selling or transferring more than 50% of the shares of common stock received by an affiliate of VIL in connection with the Virgin Galactic Business Combination, and SCH Sponsor Corp. (the "Sponsor") is contractually restricted for the first two years following the Virgin Galactic Business Combination from selling or transferring any of the shares of common stock held by it after the Virgin Galactic Business Combination. However, following the expiration of such lockup, none of those parties will be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As restrictions on resale end and registration statements for the sale of the shares held by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock, or decreasing the market price itself. In May 2020, pursuant to the Registration Rights Agreement, we filed a registration statement relating to the potential future resale from time to time by certain stockholders of the shares of our common stock they own.

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
• publication of research reports by securities analysts about us, our competitors or our industry;
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

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

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
None.
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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
10.1	Joinder to Stockholders' Agreement dated July 30, 2020, by and Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020
10.2	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant.	8-K	001-38202	99.2	07/31/2020
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: August 3, 2020		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2020		/s/ Jonathan Campagna
	Name:	Jonathan Campagna
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)