Form 10-Q
period 2020-09-30
Virgin Galactic Holdings, Inc
filed 2020-11-06
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 001-38202

Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3608069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

166 North Roadrunner Parkway, Suite 1C Las Cruces, New Mexico	88011
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 5, 2020, there were 234,342,464 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$741,575	$480,443
Restricted cash	13,268	12,278
Inventories	25,147	26,817
Prepaid expenses and other current assets	9,871	17,133
Total current assets	789,861	536,671
Property, plant, and equipment, net	57,255	49,333
Other non-current assets	18,930	19,542
Total assets	$866,046	$605,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,490	$7,038
Accrued expenses	22,056	22,277
Customer deposits	83,190	83,362
Other current liabilities	2,300	3,168
Total current liabilities	116,036	115,845
Other long-term liabilities	23,763	22,141
Total liabilities	$139,799	$137,986
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	$—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 234,021,503 and 196,001,038 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	23	20
Additional paid-in capital	1,047,246	589,158
Accumulated deficit	(321,075)	(121,677)
Accumulated other comprehensive income	53	59
Total stockholders' equity	726,247	467,560
Total liabilities and stockholders' equity	$866,046	$605,546

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$—	$832	$238	$3,252
Cost of revenue	—	406	173	1,690
Gross profit	—	426	65	1,562
Selling, general, and administrative expenses	30,936	17,814	83,738	44,719
Research and development expenses	46,243	34,528	117,675	96,119
Operating loss	(77,179)	(51,916)	(201,348)	(139,276)
Interest income	322	387	2,005	1,137
Interest expense	(9)	—	(26)	(2)
Other income, net	(44)	91	5	128
Loss before income taxes	(76,910)	(51,438)	(199,364)	(138,013)
Income tax (benefit) expense	40	37	34	123
Net loss	(76,950)	(51,475)	(199,398)	(138,136)
Other comprehensive loss:
Foreign currency translation adjustment	48	(58)	(6)	(79)
Total comprehensive loss	$(76,902)	$(51,533)	$(199,404)	$(138,215)

Net loss per share:
Basic and diluted	$(0.34)	$(0.27)	$(0.94)	$(0.71)

Weighted-average shares outstanding:
Basic and diluted	225,253,536	193,663,150	213,193,386	193,663,150

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2018	$41,477	—	$—	—	$—	—	$—	$—	$—	$82	$41,559
Net loss	(42,593)	—	—	—	—	—	—	—	—	—	(42,593)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	10	10
Net transfer from Parent Company	47,445	—	—	—	—	—	—	—	—	—	47,445
Balance as of March 31, 2019	46,329	—	—	—	—	—	—	—	—	92	46,421
Net loss	(44,068)	—	—	—	—	—	—	—	—	—	(44,068)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(31)	(31)
Net transfer from Parent Company	53,730	—	—	—	—	—	—	—	—	—	53,730
Balance as of June 30, 2019	55,991	—	—	—	—	—	—	—	—	61	56,052
Net loss	(2,597)	—	—	—	—	—	—	—	(48,878)	—	(51,475)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(58)	(58)
Net transfer from Parent Company	4,944	—	—	—	—	—	—	—	—	—	4,944
Conversion from net parent investment to membership equity	(58,338)	100	58,338	—	—	—	—	—	—	—	—
Contribution from Parent Company	—	—	40,000	—	—	—	—	—	—	—	40,000
Balance as of September 30, 2019	$—	100	$98,338	—	$—	—	$—	$—	$(48,878)	$3	$49,463

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019	$—	—	$—	—	$—	196,001,038	$20	$589,158	$(121,677)	$59	$467,560
Net loss	—	—	—	—	—	—	—	—	(59,930)	—	(59,930)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(54)	(54)
Common stock issued related to warrants exercised	—	—	—	—	—	13,239,934	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	4,425	—	—	4,425
Balance as of March 31, 2020	—	—	—	—	—	209,240,972	21	593,582	(181,607)	5	412,001
Net loss	—	—	—	—	—	—	—	—	(62,518)	—	(62,518)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—
Common stock issued related to warrants exercised	—	—	—	—	—	1,162,884	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	5,525	—	—	5,525
Transaction costs	—	—	—	—	—	—	—	(770)	—	—	(770)
Balance as of June 30, 2020	—	—	—	—	—	210,403,856	21	598,337	(244,125)	5	354,238
Net loss	—	—	—	—	—	—	—	—	(76,950)	—	(76,950)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	48	48
Common stock issued related to stock-based awards, net of taxes	—	—	—	—	—	17,647	—	(399)	—	—	(399)
Stock-based compensation	—	—	—	—	—	—	—	8,625	—	—	8,625
Issuance of common stock	—	—	—	—	—	23,600,000	2	460,198	—	—	460,200
Transaction costs	—	—	—	—	—	—	—	(19,515)	—	—	(19,515)
Balance as of September 30, 2020	$—	—	$—	—	$—	234,021,503	$23	$1,047,246	$(321,075)	$53	$726,247

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(199,398)	$(138,136)
Stock-based compensation	18,575	—
Depreciation and amortization	7,397	4,920
Other operating activities, net	75	(375)
Change in assets and liabilities
Inventories	1,669	(2,310)
Other current and non-current assets	6,152	(5,928)
Accounts payable and accrued expenses	719	2,560
Customer deposits	(172)	1,319
Other current and non-current liabilities	2,394	9,664
Net cash used in operating activities	(162,589)	(128,286)
Cash flows from investing activity
Capital expenditures	(14,135)	(13,680)
Cash used in investing activity	(14,135)	(13,680)
Cash flows from financing activities
Payments of finance lease obligations	(89)	(55)
Net transfer from Parent Company	—	106,119
Proceeds from Parent Company	—	40,000
Issuance of common stock	460,200	—
Transaction costs	(20,866)	—
Withheld taxes paid on behalf of employees on net settled stock-based awards	(399)	—
Net cash provided by financing activities	438,846	146,064
Net increase in cash and cash equivalents	262,122	4,098
Cash, cash equivalents and restricted cash at beginning of period	492,721	81,368
Cash, cash equivalents and restricted cash at end of period	$754,843	$85,466

Cash and cash equivalents	$741,575	$74,438
Restricted cash	13,268	11,028
Cash, cash equivalents and restricted cash	$754,843	$85,466

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

VGH, Inc. was originally formed as a Cayman Islands exempted company on May 5, 2017 under the name Social Capital Hedosophia Holdings Corp. (“SCH”). SCH was a public investment vehicle incorporated as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On October 25, 2019, VGH, Inc. domesticated as a Delaware corporation and consummated the merger transactions contemplated by the Agreement and Plan of Merger, dated as of July 29, 2019, as amended on October 2, 2019, by and among VGH, Inc., Vieco USA, Inc. (“Vieco US”), Vieco 10 Limited (“Vieco 10”), TSC Vehicle Holdings, Inc., (“TSCV”), Virgin Galactic Vehicle Holdings, Inc., (“VGVH”), Virgin Galactic Holdings, LLC (“VGH LLC” and, collectively with TSCV and VGVH, the “VG Companies”), and the other parties thereto (the “Virgin Galactic Business Combination”). The closing of the Virgin Galactic Business Combination occurred on October 25, 2019 and, in connection with the closing, SCH re-domiciled as a Delaware corporation under the name Virgin Galactic Holdings, Inc. Upon closing, the entities comprising the VG Companies became wholly owned subsidiaries of VGH, Inc. and in exchange the VGH, Inc. common stock due to Vieco 10 as consideration was received and directly held by Vieco US. On March 16, 2020, Vieco US distributed its shares of VGH, Inc. to Vieco 10 and, in connection with such distribution, Vieco 10 executed a joinder to the Stockholders' Agreement and the Registration Rights Agreement entered into in connection with the consummation of the Virgin Galactic Business Combination. On July 30, 2020, Vieco 10 subsequently distributed its shares of our common stock to Virgin Investments Limited (“VIL”) and Aabar Space, Inc. (“Aabar”) and, in connection with such distribution, VIL and Aabar executed a joinder to the Stockholders’ Agreement and the Registration Rights Agreement.

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

As of the date of this quarterly report on Form 10-Q, all our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to September 30, 2020 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at September 30, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs.
(2)     Summary of Significant Accounting Policies

(a)    Virgin Galactic Business Combination and Basis of Presentation
The Virgin Galactic Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, SCH has been treated as the acquired company for financial reporting purposes. This determination was primarily based on shareholders of the VG Companies having a relative majority of the voting power of the combined entity, the operations of the VG Companies prior to the acquisition comprising the only ongoing operations of the combined entity, and senior management of the VG Companies comprising the majority of the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of the VG Companies with the acquisition being treated as the equivalent of the VG Companies issuing stock for the net assets of SCH, accompanied by a recapitalization. The net assets of SCH were recognized as of the date of the Virgin Galactic Business Combination at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Virgin Galactic Business Combination in these financial statements are those of the VG Companies and the accumulated deficit of VG Companies has been carried forward after the Virgin Galactic Business Combination. Earnings per share calculations for all periods prior to the Virgin Galactic Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Virgin Galactic Business Combination to effect the reverse acquisition.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $0.04 million per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of revenue. We paid license and royalty fees of $0.04 million and $0.02 million for the three months ended September 30, 2020 and 2019, respectively. We paid license and royalty fees of $0.13 million and $0.06 million for the nine months ended September 30, 2020 and 2019, respectively.

As a result of the Virgin Galactic Business Combination, the Company entered into a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") and GV on October 25, 2019. Prior to the Virgin Galactic Business Combination, the VG Companies historically performed certain services for VO, Vieco 10 and GV. The Company is allocated corporate expenses from Vieco 10 and GV for corporate-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. General corporate overhead

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expense allocations include tax, accounting and auditing professional fees, and certain employee benefits. For the three and nine months ended September 30, 2020, there was no corporate expense allocated to us from Vieco 10 and Vieco US. For the three and nine months period ended September 30, 2019, we were allocated $1.0 million and $1.2 million corporate expenses, net, from Vieco 10 and GV, respectively. Corporate expense are included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of Vieco 10 and GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment and other general administrative expenses. We were allocated $0.13 million and $0.07 million of operating expenses, net, from VOH for the three months ended September 30, 2020 and 2019, respectively. We were allocated $0.37 million and $0.2 million of operating expenses, net, from VOH for the nine months ended September 30, 2020 and 2019, respectively. The Company has a receivable (payable) to VOH of $0.1 million and $(0.8) million as of September 30, 2020 and December 31, 2019, respectively.
(5)    Inventory
As of September 30, 2020 and December 31, 2019, inventory is comprised of the following:

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Raw Materials	$23,503	$22,578
Spare parts	1,644	4,239
Total inventory	$25,147	$26,817

For the three months ended September 30, 2020, we wrote off $0.1 million of inventory due to excess and obsolescence. For the nine months ended September 30, 2020, we wrote off $1.3 million of inventory due to excess and obsolescence. There were no write-downs of inventories to net realizable value for the three and nine months ended September 30, 2019.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)    Property, Plant, and Equipment, net
As of September 30, 2020 and December 31, 2019, property, plant, and equipment, net consists of the following :

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Buildings	$9,142	$9,142
Leasehold improvements	27,910	20,048
Aircraft	195	320
Machinery and equipment	36,752	33,608
IT software and equipment	21,720	17,151
Construction in progress	3,257	3,674
	98,976	83,943
Less accumulated depreciation and amortization	(41,721)	(34,610)
Property, plant, and equipment, net	$57,255	$49,333

Total depreciation and amortization for the three months ended September 30, 2020 and 2019 was $2.7 million and $1.7 million, respectively, of which $1.3 million and $0.9 million was recorded in research and development expense, respectively. Total depreciation and amortization for the nine months ended September 30, 2020 and 2019 was $7.4 million and $4.9 million, respectively, of which $3.5 million and $2.7 million was recorded in research and development expense, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)     Leases
The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" in the 2019 Annual Report on Form 10-K.

The components of lease expense related to leases for the periods presented below are as follows:

	Three Months Ended September 30,
	2020	2019
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$1,181	$1,202
Short-term lease expense	126	27

Finance Lease Cost:
Amortization of right-of-use assets	40	59
Interest on lease liabilities	8	8
Total finance lease cost	48	67

Variable lease cost	798	113
Total lease cost	$2,153	$1,409

	Nine Months Ended September 30,
	2020	2019
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$3,343	$3,017
Short-term lease expense	249	120

Finance Lease Cost:
Amortization of right-of-use assets	95	115
Interest on lease liabilities	25	18
Total finance lease cost	120	133

Variable lease cost	1,573	377
Total lease cost	$5,285	$3,647

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$3,763	$3,425
Operating cash flows for finance leases	$25	$17
Financing cash flows for finance leases	$89	$55

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$96	$16,989
Finance Leases	$91	$498

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	13.23	13.95
Finance leases (in years)	3.07	4.10

Weighted average discount rates:
Operating leases	11.69%	11.71%
Finance leases	8.48%	8.51%

The supplemental balance sheet information related to leases for the period is as follows:

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$15,712	$16,632

Short-term operating lease liabilities	$1,990	$2,354
Long-term operating lease liabilities	20,838	21,867
Total operating lease liabilities	$22,828	$24,221

Lease expense for the three months ended September 30, 2020 and September 30, 2019 was $2.2 million and $1.4 million, respectively. Lease expense for the nine months ended September 30, 2020 and September 30, 2019 was $5.3 million and $3.6 million, respectively.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2020 (for the remaining period)	$4,591	$145
2021	3,525	131
2022	3,246	97
2023	3,233	46
2024	3,233	—
Thereafter	27,664	—
Total lease payments	$45,492	$419
Less:
Imputed interest/present value discount	(23,034)	$(49)
Present value of lease liabilities	$22,458	$370

(8) Other Current and Non-current Assets
A summary of the components of other assets are as follows:

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Prepaid expense	$9,274	$16,672
Accounts receivable	363	461
Other current assets	234	—
Total other current assets	$9,871	$17,133

Right-of-use assets	$15,712	$16,927
Other non-current assets	3,218	2,615
Total other non-current assets	$18,930	$19,542

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)    Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Accrued payroll	$2,777	$2,027
Accrued vacation	4,308	2,797
Accrued bonus	5,195	6,502
Accrued inventory	2,063	2,235
Other accrued expenses	7,713	8,716
Total accrued expenses	$22,056	$22,277

(10)    Long-term Debt

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Commercial loan	$930	$—
	930	—

Less: Current portion	(310)	—
Non-current portion	$620	$—

Aggregate maturities of long-term debt as of September 30, 2020 are as follows:

(In thousands)
2020 (for the remaining period)	$310
2021	310
2022	310
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

Income tax expense was $0.04 million and $0.04 million for the three months ended September 30, 2020 and 2019, respectively. Income tax expense was $0.03 million and $0.12 million for the nine months ended September 30, 2020 and 2019, respectively. The effective income tax rate was nil for three months ended September 30, 2020 and 2019. The effective income tax rate was nil for nine months ended September 30, 2020 and 2019. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12)    Stockholders' Equity

There have been no significant changes from the Stockholders' Equity disclosed in Note 11 of the “Stockholders Equity” included in the Annual Report on Form 10-K other than the issuance of common stock and redemption of warrants as noted below.

Issuance of Common Stock

In August 2020, the Company sold 23,600,000 shares of common stock at a public offering price of $19.50 per share for gross proceeds, before deducting underwriting discounts and commissions and other expenses payable by the Company, of $460.2 million. The Company incurred $20.9 million of transaction costs.

Warrants and Warrant Redemption
As of April 30, 2020, there were no public warrants (as defined below) outstanding. As of December 31, 2019, there were 22,999,977 warrants outstanding that had initially been issued as part of our initial public offering in 2017 (the “public warrants”), which included warrants that were part of the Company’s then-outstanding units. As of both September 30, 2020 and December 31, 2019, there were also 8,000,000 warrants outstanding that were issued in a private placement simultaneously with the Company’s initial public offering (the “private placement warrants”).

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13)     Earnings per Share
The following table presents net loss per share and related information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except for share and per share data)
Basic and diluted:
Net loss	$(76,950)	$(51,475)	$(199,398)	$(138,136)
Weighted average shares of common stock outstanding	225,253,536	193,663,150	213,193,386	193,663,150
Basic and diluted net loss per share	$(0.34)	$(0.27)	$(0.94)	$(0.71)

Earnings per share calculations for the three and nine months ended September 30, 2019 have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Virgin Galactic Business Combination to effect the reverse recapitalization less issuance of 1,924,402 shares to Boeing, the issuance of 413,486 shares to settle transaction costs and the common stock equivalent of the vested 1,500,000 restricted stock units ("RSUs") granted to certain directors in connection to the Virgin Galactic Business Combination that remain unsettled as of September 30, 2020.

As of September 30, 2020, December 31, 2019 and September 30, 2019, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 8,000,000, 30,999,977 and 30,999,977, respectively, shares and the dilutive effect of outstanding stock options and unvested restricted stock units, as described in Note 12 of the “Notes to Consolidated Financial Statements” included in the 2019 Annual Report on Form 10-K, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
(14)    Stock-Based Compensation
The Company's 2019 Incentive Award Plan ("2019 Plan") is more fully described in Note 13 of the "Notes to Consolidated Financial Statements" in the 2019 Annual Report on Form 10-K. Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and RSUs to employees, directors and other service providers. Twenty five percent of such stock options cliff vest at the grant dates first anniversary and will ratably vest monthly over the next three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of options activity under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2018	—	$—	0	—
Granted	6,212,609	11.58
Exercised	—	—
Forfeited options	(90,565)	11.79
Options outstanding at December 31, 2019	6,122,044	$11.58	9.83	—
Granted	1,155,734	20.34
Exercised	—	—
Forfeited options	(225,242)	11.79
Options outstanding at September 30, 2020	7,052,536	$13.01	9.15	$43,866,774

Options exercisable at September 30, 2020	65,105	$22.98	9.75	—
__________________

(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the     exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the period end date.

The following table sets forth the summary of RSUs activity under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
Outstanding at January 1, 2019	—	$—
Granted	1,795,209	7.11
Vested	—	—
Forfeited	(27,495)	7.11
Outstanding at December 31, 2019	1,767,714	$7.11
Granted	1,579,460	20.29
Vested	(35,000)	22.98
Forfeited	(86,976)	8.34
Outstanding at September 30, 2020	3,225,198	$19.30

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock options and RSUs expenses are included in selling, general and administrative and research and development expense in the condensed consolidated statements of operations and comprehensive loss, related to stock options and RSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock option expense
Selling, General & Administrative	2,582	—	6,527	—
Research & Development	1,254	—	3,310	—
Total stock option expense	3,836	—	9,837	—

RSU expense
Selling, General & Administrative	2,474	—	4,945	—
Research & Development	2,315	—	3,793	—
Total RSU expense	4,789	—	8,738	—
Total stock-based compensation expense	$8,625	$—	$18,575	$—

As of September 30, 2020, the unrecognized stock-based compensation related to these options was $48.5 million and is expected to be recognized over a weighted-average period of 3.2 years. At September 30, 2020, the unrecognized stock-based compensation related to RSUs was $63.7 million and is expected to be recognized over a weighted-average period of 2.1 years.

The weighted average assumptions used to value the option grants are as follows:

	As of
	September 30, 2020	December 31, 2019
Expected life (in years)	6.0	6.0
Volatility	75.2%	75.0%
Risk free interest rate	1.1%	1.7%
Dividend yield	—%	—%

The weighted average fair value per option at the grant date for options issued during the nine months ended September 30, 2020 and for the year ended December 31, 2019 was $8.55 and $7.63, respectively.

Award Modification
On March 10, 2020, we modified the RSU grants made in connection with the closing of the Virgin Galactic Business Combination by removing one of the vesting criteria requiring our share price value to be greater than $10 per share at the time RSUs vest. No other terms of the awards were modified. Stock-based compensation expense related to the modification was calculated by taking the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award. Given the RSUs were unvested at the time of modification, the incremental stock-based compensation expense will prospectively be expensed over the remaining vesting period. Total incremental stock-based compensation expense recorded as a result of the modification was $1.7 million for the three months ended September 30, 2020. Total incremental stock-based compensation expense recorded as a result of the modification was $3.1 million for the nine months ended September 30, 2020.

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

The carrying amounts included in the condensed consolidated balance sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 at fair value on a recurring basis:

Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	436,227	—	—
Certificate of Deposit	93,772	—	—
Cash Equivalents	200,404	—	—
Total assets at fair value	$730,403	$—	$—

Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$423,149	$—	$—
Certificate of Deposit	42,630	—	—
Total asset at fair value	$465,779	$—	$—

(16)    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 30, 2020, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million. For the three and nine months ended September 30, 2020, the Company recorded an additional legal settlement expense of $0 million and $0.2 million, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the Company has an outstanding $1.9 million payable pending final court motions that has been delayed due to COVID-19.
(17)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $1.4 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. Defined contributions were $3.4 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively.
(18)    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Supplemental disclosure
Cash payments for:
Income tax paid	$26	$125
	$26	$125

Schedule for noncash investing activities
Unpaid property, plant, and equipment received	$1,173	$1,767
	$1,173	$1,767

Schedule for noncash financing activities
Issuance of common stocks through "cashless" warrants exercised	$360,742	$—
Issuance of common stocks through restricted stock units vested	804	—
Long-term debt	930	—
Unpaid deferred transaction costs	117	6,123
	$362,593	$6,123

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

Our primary mission is to launch the first commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, SpaceShipTwo, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. Shortly thereafter, we flew our second spaceflight in SpaceShipTwo in February 2019, and, in addition to the two pilots, carried a crew member in the cabin. We have received reservations for approximately 600 spaceflight tickets and collected more than $80.0 million in future astronaut deposits as of October 31, 2020. Additionally, in February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of October 31, 2020, there were close to 900 participants in our One Small Step program. With each ticket purchased, future astronauts will experience a multi-day journey that includes a tour of the spaceport, flight suit fitting, spaceflight training and culminating with a trip to space on the final day.

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

Our operations also include efforts in spaceflight opportunities for research and education. For example, researchers have utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities. In most cases, these solutions offer only seconds of microgravity per flight and do not offer access to the upper atmosphere or space. Other researchers have conducted experiments on sounding rockets or orbital facilities. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. We believe that research experiments will benefit from exposure to space conditions aboard SpaceShipTwo due to the large cabin, gentler loading during flight, relatively low cost, advantageous operational parameters, and frequent flights. As such, researchers are able to conduct critical experiments and obtain important data through suborbital spaceflight as opposed to costly alternative methods. Our commitment to advancing research and science was present in our December 2018 and February 2019 spaceflights as we transported payloads into space for research purposes under a NASA flight contract.

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

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of October 31, 2020, we had reservations for SpaceShipTwo flights for approximately 600 future astronauts. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of October 31, 2020, we had received close to 900 One Small Step deposits from 61 countries. We will be retiring the "One Small Step" program on December 31, 2020, but plan on reopening ticket sales following Sir Richard Branson's flight expected in 2021.

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

Impact of COVID-19
On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions have included travel bans, quarantines, "stay-at-home" orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

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

As of the date of this Quarterly Report on Form 10-Q, all of our employees whose work requires them to be in our facilities are now back on-site and we have implemented strict protocols to ensure employee safety, including enforcing staggered shifts to lower on-site density and re-working communications processes with engineers who are primarily working from home. We have, however, experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue through the fourth quarter and into 2021. Though we remain on track with our upcoming planned flights, the full impact of the COVID-19 pandemic on our business and results of operations subsequent to September 30, 2020 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at September 30, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs.
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

As of September 30, 2020, our current primary research and development objectives focus on the development of our SpaceShipTwo vehicles for commercial spaceflights and developing our RocketMotorTwo, a hybrid rocket propulsion system that will be used to propel our SpaceShipTwo vehicles into space. The successful development of SpaceShipTwo and RocketMotorTwo involves many uncertainties, including:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue	$—	$832	$238	$3,252
Cost of revenue	—	406	173	1,690
Gross profit	—	426	65	1,562
Operating expenses:
Selling, general and administrative expenses	30,936	17,814	83,738	44,719
Research and development expenses	46,243	34,528	117,675	96,119
Operating loss	(77,179)	(51,916)	(201,348)	(139,276)
Interest income	322	387	2,005	1,137
Interest expense	(9)	—	(26)	(2)
Other income	(44)	91	5	128
Loss before income taxes	(76,910)	(51,438)	(199,364)	(138,013)
Income tax (benefit) expense	40	37	34	123
Net loss	$(76,950)	$(51,475)	$(199,398)	$(138,136)

For the Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019
Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Revenue	$—	$832	$(832)	(100)%	$238	$3,252	$(3,014)	(93)%

We did not record any revenue for the three months ended September 30, 2020, compared to $0.8 million of revenue for the three months ended September 30, 2019. This revenue recorded for the three months ended September 30, 2019 was attributable to engineering services provided under long-term U.S. government contracts in 2019.

Revenue decreased by $3.0 million, or 93%, to $0.2 million for the nine months ended September 30, 2020 from $3.3 million for the nine months ended September 30, 2019. This is primarily due to decreased engineering services of $1.9 million under long-term U.S. government contracts, a decrease in payload revenue of $0.8 million attributable to the February 2019 payload flown in connection with our testing program, and reduced sponsorship revenue of $0.3 million from an expired agreement.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Cost of revenue	$—	$406	$(406)	(100)%	173	1,690	$(1,517)	(90)%
Gross profit	—	426	$(426)	(100)%	65	1,562	$(1,497)	(96)%
Gross margin	—%	51%			27%	48%

We did not record any cost of revenue in the three months ended September 30, 2020, as we did not record any revenue in the period. Cost of revenue was $0.4 million for the three months ended September 30, 2019.

Cost of revenue decreased by $1.5 million, or 90%, to $0.2 million for the nine months ended September 30, 2020 from 1.7 million for the nine months ended September 30, 2019. The change in cost of revenue was primarily due to the costs for flying payload in February 2019 compared to the nine months ended September 30, 2020, during which time we recorded no payload revenue. The labor costs associated with providing engineering services under long-term U.S. government contracts decreased proportionally with the billings. Gross profit decreased by $1.5 million, or 96%, to $0.1 million for the nine months ended September 30, 2020 from $1.6 million for the nine months ended September 30, 2019. Gross margin for the nine months ended September 30, 2020 decreased 21% compared to the nine months ended September 30, 2019. The decrease in gross profit and gross margin was primarily driven by smaller gross margins associated with the long-term engineering service contracts.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Selling, general and administrative expenses	$30,936	$17,814	$13,122	74%	$83,738	$44,719	$39,019	87%

Selling, general and administrative expenses increased by $13.1 million, or 74%, to $30.9 million for the three months ended September 30, 2020 from $17.8 million for the three months ended September 30, 2019. This increase was primarily due to additional costs associated with being a public company, including $2.3 million of professional and legal fees, $2.3 million of salary and other benefits, and $2.4 million of insurance costs, as well as $6.6 million of stock-based compensation. These increases were partially offset with decreases of $0.7 million in facilities costs and $0.4 million in travel costs.

Selling, general and administrative expenses increased by $39.0 million, or 87%, to $83.7 million for the nine months ended September 30, 2020 from $44.7 million for the nine months ended September 30, 2019. This $39.0 million increase was primarily due to additional cost associated with being a public company, including increases of $9.9 million of professional and legal fees, $7.4 million of insurance costs, $6.2 million of salary and other benefits, $2.1 million of IT software and consulting expenses, as well as $12.9 million stock-based compensation and $1.5 million of depreciation expense. These increases were partially offset with decreases of $1.1 million in facilities costs and $1.0 million of travel costs.

Research and Development Expenses

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Research and development expenses	$46,243	$34,528	$11,715	34%	$117,675	$96,119	$21,556	22%

Research and development expenses increased by $11.7 million, or 34%, to $46.2 million for the three months ended September 30, 2020 from $34.5 million for the three months ended September 30, 2019. The increase was primarily due to costs associated with developing our spaceflight system, including increases of $3.6 million of salary and other benefits, $1.0 million of facilities costs, net increase of $3.5 million of materials and equipment lease costs, $0.9 million of travel costs, $0.6 million of insurance costs and $1.9 million of stock-based compensation.

Research and development expenses increased by $21.6 million, or 22%, to $117.7 million for the nine months ended September 30, 2020 from $96.1 million for the nine months ended September 30, 2019. The increase was primarily due to costs associated with developing our spaceflight system, including increases of $5.7 million of salary and other benefits, $5.2 million of materials and equipment lease costs, $2.2 million of facilities costs, $1.3 million of travel costs, $1.2 million of insurance costs, and $5.5 million of stock-based compensation and $0.8 million of depreciation expense.

Interest Income

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2020	2019			2020	2019
	(In thousands, except %)
Interest income	$322	$387	$(65)	(17)%	$2,005	$1,137	$868	76%

Interest income decreased by $0.1 million, or 17%, to $0.3 million for the three months ended September 30, 2020 from $0.4 million for the three months ended September 30, 2019. The decrease was primarily due to significant reductions in interest rates offered for cash, cash equivalents and restricted cash being held in an interest-bearing accounts.

Interest income increased by $0.9 million, or 76%, to $2.0 million for the nine months ended September 30, 2020 from $1.1 million for the nine months ended September 30, 2019. The increase was primarily due to increase in cash, cash equivalents and restricted cash related to the proceeds of the Virgin Galactic Business Combination and subsequent common stock offering, which are being held in an interest-bearing accounts, whose interest rates offered have reduced significantly in 2020.

Interest Expense
The increase in interest expense for the three and nine months ended September 30, 2020 was not material and attributable to our finance lease obligations.

Other Income
The decrease in other income for the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 was not material and is primarily attributable to the net unrealized losses on marketable securities.

Income Tax (Benefit) Expense
Income tax expense was immaterial for the three and nine months ended September 30, 2020 and 2019. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.

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

As of September 30, 2020, we had cash, cash equivalents and restricted cash of $755 million. From the time of our inception to the consummation of the Virgin Galactic Business Combination, we financed our operations and capital expenditures through cash flows financed by Vieco 10 and GV. Our principal sources of liquidity following the Virgin Galactic Business Combination have been from the October 2019 investment by an entity affiliated with the Boeing Company and our August 2020 sale of common stock.

Historical Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by
Operating activities	$(162,589)	$(128,286)
Investing activities	(14,135)	(13,680)
Financing activities	438,846	146,064
Net change in cash and cash equivalents and restricted cash	$262,122	$4,098

Operating Activities
Net cash used in operating activities was $163 million for the nine months ended September 30, 2020, primarily consisting of $199.4 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $7.4 million and stock based compensation expense of $18.6 million, as well as a $10.8 million of cash consumed by working capital.

Net cash used in operating activities was $128.3 million for the nine months ended September 30, 2019, primarily consisting of $138.1 million of net losses, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $4.9 million, as well as $5.3 million of cash consumed by working capital.

Investing Activities
Net cash used in investing activities was $14.1 million for the nine months ended September 30, 2020, primarily consisting of construction activities at the Gateway to Space facility, IT infrastructure purchases, and the purchase of tooling and manufacturing equipment.

Net cash used in investing activities was $13.7 million for the nine months ended September 30, 2019, primarily consisting of purchases of tooling and manufacturing equipment, construction activities at the Gateway to Space facility, including main hangar construction, and purchasing of furniture and fixtures, as well as construction relating to spaceflight systems fueling facilities.

Financing Activities
Net cash used in financing activities was $439 million for the nine months ended September 30, 2020, consisting primarily of cash received from sale and issuance of common stock offset by professional and other fees related to financing transaction costs.

Net cash provided by financing activities was $146.1 million for the nine months ended September 30, 2019, consisting primarily of equity contributions received from Vieco 10.

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

Revenue Recognition
We have yet to undertake our first commercial spaceflight for paying private individuals and consequently have not generated any human spaceflight revenue. In December 2018 and February 2019, we successfully carried payloads into space and accordingly recognized revenue related to these spaceflights. Additionally, we have one fixed-price contract with NASA to carry payloads into space.
For the three months and nine months period ended September 30, 2020 and 2019, we recognized revenue when delivery of our obligations to our customer has occurred, the collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Revenue is measured at the fair value of the consideration received excluding discounts, rebates, value added tax, and other sales taxes or duty. Cash payments for spaceflights are classified as customer deposits until persuasive evidence of an arrangement exists. Revenues from spaceflight is recognized when spaceflight service has been delivered. Revenue from engineering services is recognized on a time-and-materials basis for direct labor hours incurred at fixed hourly rates.

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

Interest Rate Risk
Cash, cash equivalents and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. We consider all highly liquid investments with a maturity of three months or less as cash equivalents. As of September 30, 2020, we had $755 million deposits held primarily in cash, cash equivalents and restricted cash, which includes $730.4 million in cash equivalents. Cash equivalents are short term investments and would not be significantly impacted by changes in the interest rates. We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which risk factor section is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1(1)	Agreement and Plan of Merger, dated July 9, 2019, by and among the Registrant, Vieco 10 Limited, Foundation Sub 1, Inc., Foundation Sub 2, Inc., Foundation Sub LLC, TSC Vehicle Holdings, Inc., Virgin Galactic Vehicle Holdings, Inc. and Virgin Galactic Holdings, LLC	8-K/A	001-38202	2.1	07/11/2019
2.1(a)(1)
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

* Filed herewith.
** Furnished herewith.
(1) Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: November 5, 2020		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020		/s/ Jonathan Campagna
	Name:	Jonathan Campagna
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)