Form 10-K
period 2020-12-31
Virgin Galactic Holdings, Inc
filed 2021-03-01
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38202
____________________________
Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware (State or other jurisdiction of incorporation or organization)	85-3608069 (I.R.S. Employer Identification Number)
166 North Roadrunner Parkway, Suite 1C Las Cruces, New Mexico (Address of principal executive offices)	88011 (Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $16.34 reported on The New York Stock Exchange, was approximately $1.5 billion.

As of February 22, 2021, there were 236,944,263 shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

None.

VIRGIN GALACTIC HOLDINGS, INC.

Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us,” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases, or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•our ability to achieve or maintain profitability;
•our ability to effectively market and sell human spaceflights;
•the development of the markets for commercial human spaceflight and commercial research and development payloads;
•any delay in completing the flight test program and final development of our spaceflight system, which is comprised of our SpaceShipTwo Spaceship, VSS Unity, and our mothership carrier aircraft, VMS Eve;
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

Risk Factor Summary

Your investment in our common stock will involve certain risks. Set forth below is only a summary of the principal risks associated with an investment in our common stock. You should consider carefully the following discussion of risks, as well as the discussion of risks included in this annual report, before you decide that an investment in the notes is appropriate for you.

•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.

•The success of our business will be highly dependent on our ability to effectively market and sell human spaceflights.

•A pandemic outbreak of a novel strain of coronavirus, also known as COVID-19, has disrupted and may continue to adversely affect our business operations and our financial results.

•The market for commercial human spaceflight has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

•We anticipate commencing commercial spaceflight operations with a single spaceflight system, which has yet to complete flight testing. Any delay in completing the flight test program and the final development of our existing spaceflight system would adversely impact our business, financial condition and results of operations.

•Any inability to operate our spaceflight system after commercial launch at our anticipated flight rate could adversely impact our business, financial condition and results of operations.

•Our ability to grow our business depends on the successful development of our spaceflight systems and related technology, which is subject to many uncertainties, some of which are beyond our control.

•Unsatisfactory safety performance of our spaceflight systems could have a material adverse effect on our business, financial condition and results of operation.

•Our investments in developing new offerings and technologies and exploring the application of our existing proprietary technologies for other uses and those offerings, technologies or opportunities may never materialize.

•The “Virgin” brand is not under our control, and negative publicity related to the Virgin brand name could materially adversely affect our business.

•If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

•Virgin Investments Limited and the other stockholders that are party to the Stockholders’ Agreement have the ability to control the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Part I
Item 1. Business
Corporate History and Background
We were initially formed on May 5, 2017, as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. From the time of our formation to the time of the consummation of the Virgin Galactic Business Combination (defined below), our name was “Social Capital Hedosophia Holdings Corp.”

On July 9, 2019, we entered into an Agreement and Plan of Merger (as amended on October 2, 2019, the “Merger Agreement”) with Vieco USA, Inc., a Delaware corporation (“Vieco US”), Vieco 10 Limited, a company limited by shares under the laws of the British Virgin Islands (“V10”), Foundation Sub 1, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub A”), Foundation Sub 2, Inc., a Delaware corporation, and our direct wholly-owned subsidiary (“Merger Sub B”), Foundation Sub LLC, a Delaware limited liability company, and our direct wholly-owned subsidiary (“Merger Sub LLC” and, collectively with Merger Sub A and Merger Sub B, the “Merger Subs”), TSC Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vieco US (“Company A”), Virgin Galactic Vehicle Holdings, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Vieco US (“Company B”), and VGH, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Vieco US (“Company LLC” and, collectively with Company A and Company B, the “VG Companies”).

On October 25, 2019, as contemplated by the Merger Agreement and following approval by our shareholders at an extraordinary general meeting held October 23, 2019:
•we filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which we were domesticated and continue as a Delaware corporation, changing our name from “Social Capital Hedosophia Holdings Corp.” to “Virgin Galactic Holdings, Inc.” (the “Domestication”); and
•all outstanding shares of common stock or limited liability company interests, as applicable, of the VG Companies were cancelled in exchange for the right to receive an aggregate of 130,000,000 shares of our common stock (at a deemed value of $10.00 per share) for an aggregate merger consideration of $1.3 billion (the “Aggregate Merger Consideration”) and (x) Merger Sub A merged with and into Company A, the separate corporate existence of Merger Sub A ceasing and Company A being the surviving corporation and our wholly-owned subsidiary, (y) Merger Sub B, merged with and into Company B, the separate corporate existence of Merger Sub B ceasing and Company B being the surviving corporation and our wholly-owned subsidiary and (z) Merger Sub LLC merged with and into Company LLC, the separate company existence of Merger Sub LLC ceasing and Company LLC being the surviving company and our wholly-owned subsidiary (collectively referred to as the “Mergers” and together with the Domestication, the “Virgin Galactic Business Combination”).

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
Overview
We are a vertically-integrated aerospace company pioneering human spaceflight for private individuals and researchers, as well as a manufacturer of advanced air and space vehicles. Using our proprietary and reusable technologies and supported by a distinctive, Virgin-branded customer experience, we are developing a spaceflight system designed to offer customers, whom we refer to as "future astronauts," a unique, multi-day, transformative experience. This culminates in a spaceflight that includes views of Earth from space and several minutes of weightlessness that will launch from Spaceport America, New Mexico. We believe that one of the most exciting and significant opportunities of our time lies in the commercial exploration of space and the development of technology that will change the way we travel across the globe in the future. Together we are opening access to space to change the world for good.

Over the past decade, several trends have converged to invigorate the commercial space industry. Rapidly advancing technologies, decreasing costs, open innovation models with improved access to technology, and greater availability of capital have driven significant growth in the commercial space market. We believe the exploration of space and the cultivation and monetization of space-related capabilities offer immense potential to create economic value and future growth. Further, we believe we are at the center of these industry trends and well-positioned to capitalize on them by bringing human spaceflight to a broad global population that dreams of traveling to space.

The market for commercial human spaceflight for private individuals is new and untapped. As of December 31, 2020, only 581 humans have ever traveled above the Earth’s atmosphere into space to become officially recognized as astronauts, cosmonauts or taikonauts. Overwhelmingly, these men and women have been government employees handpicked by government space agencies such as the National Aeronautics Space Administration ("NASA") and trained over many years at significant expense. Private commercial space travel has been limited to a select group of individuals who were able to reach space, generally only at great personal expenses and risk. We are planning to change that. We believe a significant market opportunity exists to provide high net worth individuals with a dynamic spaceflight experience at a fraction of the personal expenses and risk incurred by other private individuals to date. We believe this market opportunity is supported by approximately 600 reservations and over $80.0 million of deposits we had booked as of December 31, 2020. Additionally, in February 2020, we launched our One Small Step campaign, which allowed interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales. On December 31, 2020, we closed the One Small Step campaign to new entrants, having received approximately 1,000 One Small Step deposits through that date.

We continue to progress through our test program schedule and our fleet expansion efforts during 2020, despite challenges and delays caused by the COVID-19 pandemic and actions taken in response to the COVID-19 pandemic. We currently expect to advance to the next phase of our test flight program with our first rocket-powered spaceflight from Spaceport America, and our third spaceflight to date, in the spring of 2021. In addition to our internal test flight objectives, this flight will also capture data that will be submitted to the FAA, and upon their review and successful determination, will approve us to fly paying customers under our existing commercial spaceflight license. Following a satisfactory review of the flight performance by our team, we would then plan to conduct a second powered spaceflight with a crew of two test pilots in the cockpit and four mission specialists in the cabin. Presuming the results of these previous flights are as expected, we would plan to fly our founder, Sir Richard Branson, on the third spaceflight from Spaceport America, occurring in the summer of 2021.
Over the last 15 years, we have developed an extensive portfolio of proprietary technologies embodied in the highly specialized assets that we have developed or leased to enable commercial spaceflight and address these industry trends. These assets include:
•Our carrier aircraft, the mothership. The mothership is a twin-fuselage, custom-built aircraft designed to carry our spaceships up to an altitude of approximately 45,000 feet, where the spaceship is released for its flight into space. Our carrier aircraft is designed to launch thousands of spaceship flights over its lifetime. This reusable launch platform design provides a flight experience and economics similar to commercial airplanes and may offer a considerable economic advantage over other potential launch alternatives. Additionally, our carrier aircraft is designed to have a rapid turnaround time to enable it to provide frequent spaceflight launch services for multiple spaceships.
•Our spaceship. Our spaceship platform is a reusable spaceship with the capacity to carry two pilots and up to six future astronauts into space before returning them safely to the Earth’s surface. The SpaceShip is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from the takeoff of our carrier aircraft to the landing of SpaceShip, of up to approximately 90 minutes. The SpaceShip cabin has been designed to optimize the future astronaut’s safety, experience and comfort. For example, the sides and ceiling of the spaceship’s cabin are lined by more than a dozen windows, offering future astronauts the ability to view the blackness of space as well as stunning views of the Earth below. With the exception of the rocket motor’s fuel and oxidizer, which must be replenished after each flight, SpaceShip is designed as a wholly reusable spaceship.
•Our hybrid rocket motor. Our spaceships are powered by a hybrid rocket propulsion system that propels them on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain cartridge and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight and replaced in between flights. Our RocketMotor has been designed to provide performance capabilities necessary for spaceflight with a focus on safety, reliability and economy. Its design incorporates comprehensive critical safety features, including the ability to be safely shut down at any time, and its limited number of moving parts increases reliability and robustness for human spaceflight. Furthermore, the motor is made from a benign substance that needs no special or hazardous storage.
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

We have designed our spaceflight system with a fundamental focus on safety. Important elements of our safety design include horizontal takeoff and landing, highly reliable and rigorously tested jet engines on our carrier aircraft, two pilots in our carrier aircraft and the spaceship to provide important redundancy, a proprietary feathering system that allows the spaceship to properly align for re-entry with limited pilot input, extensive screening and training of our pilots, and the ability to safely abort at any time during the mission. In 2016, the FAA granted us our commercial space launch license with a limited number of verification and validation steps that must be completed before the FAA will clear us to include future astronauts on our spaceflights. Specifically, we are required by the FAA to submit final integrated vehicle performance results conducted in an operational flight environment, including the final configuration of critical systems and aspects of the environmental control system and human factors performance. We expect to be able to submit these results to the FAA during the spring of 2021.

Our goal is to offer our future astronauts an unmatched, safe, and affordable journey to space without the need for any special prior experience or significant prior training and preparation. We have worked diligently for over a decade to plan every aspect of the future astronaut’s journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences, and reliable transportation system operations and safety. Each future astronaut will spend several days at Spaceport America, including days devoted to pre-flight training and the spaceflight itself occurring at the end of the training period. In space, they will be able to exit their seats and experience weightlessness, floating about the cabin and positioning themselves at one of the many windows around the cabin sides and top. After enjoying several minutes of weightlessness, our astronauts will maneuver back to their seats to prepare for re-entry and the journey back into the Earth’s atmosphere. Upon landing, astronauts will disembark and join family and friends to celebrate their achievements and receive their astronaut wings.

We have historically sold spaceflight tickets at a price point of up to $250,000 per ticket. Given the demand for human spaceflight experiences and the limited available capacity, however, we expect the price of our tickets to increase for a period of time. As of December 31, 2020, we had reservations for approximately 600 spaceflight tickets and approximately $80.0 million in deposits. We believe these sales are largely attributable to the strength and prominence of the Virgin Galactic brand, which has driven many of our future astronauts directly to us with inbound requests. As we transition to full commercialization, we intend to take a more active role in marketing and selling our spaceflight experience. Given that sales of spaceflights are consultative and generally require a one-on-one sales approach, we intend to go to market using our direct sales organization and may expand the reach of that organization using a global network of high-end travel professionals that we refer to as "Accredited Space Agents".

Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International, and leads a senior management team with extensive experience in the aerospace industry, including the former Chief of Staff for NASA as well as NASA’s former space shuttle launch integration manager, and former President of GKN Advanced Defense Systems. Our team of pilots is similarly experienced, with 269 years of collective flight experience, and includes former test pilots for NASA, the Royal Air Force, the Royal Canadian Air Force, the U.S. Air Force, the Italian Air Force, and the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the pre-flight future astronaut community.

Commercial Space Industry

The commercial exploration of space represents one of the most exciting and important technological initiatives of our time. For the last six decades, crewed spaceflight missions commanded by the national space agencies of the United States, Russia and China have captured and sustained the attention of the world, inspiring countless entrepreneurs, scientists, inventors, ordinary citizens and new industries. Despite the importance of these missions and their cultural, scientific, economic and geopolitical influence, as of December 31, 2020, only 581 humans have ever traveled above the Earth’s atmosphere into space to become officially recognized astronauts, cosmonauts or taikonauts. Overwhelmingly, these men and women have been government employees handpicked by government space agencies such as NASA and trained over many years at significant expense. While these highly capable government astronauts have inspired millions, individuals in the private sector have had extremely limited opportunity to fly into space, regardless of their wealth or ambitions. We are planning to change that.

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

As a result of these trends, we believe the exploration of space and the cultivation and monetization of space-related capabilities offers immense potential to create economic value and future growth. Further, we believe we are at the center of these industry trends and well-positioned to capitalize on them by bringing human spaceflight to a broader global population that dreams of traveling to space. We are initially focused on human spaceflight for recreation and research, but we believe our differentiated technology and unique capabilities can be leveraged to address numerous commercial and government opportunities in the commercial space industry.

We have developed extensive vertically integrated aerospace development capabilities for developing, manufacturing and testing aircraft and related propulsion systems. These capabilities encompass preliminary systems and vehicle design and analysis, detail design, manufacturing, ground testing, flight testing and post-delivery support and maintenance. We believe our unique approach and rapid prototyping capabilities enable innovative ideas to be designed quickly and built and tested with process and rigor. In addition, we have expertise in configuration management and developing documentation needed to transition our technologies and systems to commercial applications. Further, we have developed a significant amount of know-how, expertise and capability that we believe we can leverage to capture growing demand for innovative, agile and low-cost development projects for third parties, including contractors, government agencies and commercial service providers. We are exploring strategic relationships to identify new applications for our technologies and to develop advanced aerospace technologies for commercial and transportation applications that we believe will accelerate progress within relevant industries and enhance our growth.

Human Spaceflight
The market for commercial human spaceflight for private individuals is new and virtually untapped. To date, private commercial space travel has been limited to a select group of individuals who were able to reach space only at great personal expense and risk. In effect, these individuals became temporary members of the Russian Space Agency, were required to learn the Russian language and trained for months prior to spaceflight. In 2001, Dennis Tito was the first private individual to purchase a ticket for space travel, paying an estimated $20.0 million for a ride to the International Space Station (the “ISS") on a Russian Soyuz rocket. Since then, six individuals have purchased tickets and flown successful orbital missions that have included time on the ISS, and current prices for spaceflights to the ISS approximately range between $50.0 million and $75.0 million per trip. One individual, Charles Simonyi, flew twice.

Historically, the privatization of human spaceflight has been limited primarily by cost and availability to private individuals. In the past, the technologies necessary to journey to space have been owned and controlled strictly by government space agencies. Government agencies have recently demonstrated interest in opening up access to the private sector for human spaceflight. Because of the high cost of development, historically, there has been limited innovation to foster the commercial viability of human spaceflight. For example, most spacecraft were developed as single-use vehicles; and while the Space Shuttle was built as a reusable vehicle, it required significant recovery and refurbishment between flights.

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

While these obstacles have significantly limited the adoption of human space travel, we believe the few private individuals who have already flown at significant personal cost provide important insight into the potential demand for private space travel, particularly if these obstacles can be addressed. To evaluate the potential market opportunity, we have performed a high-level analysis based on publicly available information to estimate the net worth of our existing reservation holders. Based on that analysis, we estimate that over 90% of our existing reservation holders have a net worth of over $1.0 million, and approximately 70% have a net worth of less than $20.0 million. As a result, we expect our commercial human spaceflight offering will receive interest broadly across the spectrum of high net worth individuals. However, in the near term, we expect the majority of our future astronauts will consist of individuals with a net worth of $10.0 million or more.

We believe a significant market opportunity exists for a company that can provide high net worth individuals with the opportunity to enjoy a spaceflight experience in comfort and safety. We believe this is supported by approximately 600 reservations, backed by more than $80.0 million of deposits that we had received as of December 31, 2020. This customer backlog represents approximately $120.0 million in expected future revenue upon payment of the full ticket price for our space flights. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of December 31, 2020, we had received approximately 1,000 One Small Step deposits from 66 countries. We retired the "One Small Step" program on December 31, 2020, but plan on reopening ticket sales following Sir Richard Branson's test flight expected in 2021.
Our Strategy
Using our proprietary and reusable flight system and supported by a distinctive, Virgin-branded customer experience, we seek to provide affordable, safe, reliable and regular transportation to space. To accomplish this, we intend to:

•Launch our commercial program for human spaceflight. In December 2018, we flew our first spaceflight using our current SpaceShipTwo, VSS Unity. This marked the first-ever flight of a vehicle designed for commercial service to take humans into space and was the first crewed space launch from U.S. soil since 2011. In February 2019, we flew VSS Unity to space for a second time and, in addition to the two pilots, carried a crew member in the cabin. The crew member was able to unbuckle her seatbelt and float around the cabin in weightlessness – another first for a commercial space vehicle. All five crew members flown across these two flights were thereafter awarded official U.S. government commercial astronaut wings in recognition of having traveled more than 50 miles above sea level. We are now in the final phases of readying our commercial spaceflight program. As part of this preparatory work, we have transitioned our operational headquarters to our purpose-built facility at Spaceport America in New Mexico and completing the final work on VSS Unity for commercial service, including the installation of the cabin interior. The interior furnishings and fixtures have been installed at Spaceport America, along with finalizing everything needed to prepare our first future astronauts for flight. We expect to conclude the final portion of the flight test program from Spaceport America and expect successful completion of those tests.
•Expand the fleet to increase our flight rate. We will commence commercial operations to our SpaceShipTwo, VSS Unity, and our mothership carrier aircraft, VMS Eve, which together comprise our spaceflight system. We believe these craft will be sufficient to meet our initial operating plan. We have two additional spaceship vehicles, which we refer to as our SpaceShip III vehicles, under construction, as well as additional motherships undergoing design engineering. We plan to expand the fleet of SpaceShip vehicles, which will allow us to increase our annual flight rate. Beyond that, we plan to identify opportunities to expand to additional spaceports.
•Lower operating costs. We are focused on developing and implementing manufacturing and operating efficiencies in an effort to decrease the manufacturing cost per spaceship, mothership and propulsion systems. Additionally, we expect that, as we commence commercial operations, our staff will become more efficient in various aspects of operations and maintenance to reduce associated operating costs.
•Leverage our proprietary technology and deep manufacturing experience to augment our product and service offerings and expand into adjacent and international markets. We have developed an extensive set of vertically integrated aerospace development capabilities and technologies. While our primary focus for the foreseeable future will be on commercializing human space flight, we intend to explore the application of our proprietary technologies and our capabilities in areas such as design, engineering, composites manufacturing, high-speed propulsion and production for other commercial and government uses. Among other opportunities, we believe our technology could be used to develop high-speed vehicles that drastically reduce travel time for point-to-point international travel. By leveraging our technology and operations, we believe we will also have an opportunity in the future to pursue growth opportunities abroad, including by potentially opening additional spaceports or entering into other arrangements with different international government agencies. We also expect to continue and expand our government and research payload business, in addition to developing additional commercial partnerships.

Our Competitive Strengths
We are a pioneer in commercial human spaceflight with a mission to enhance our world by opening space to a broad audience and facilitating the further exploration of our universe. We believe that our collective expertise, coupled with the following strengths, will allow us to build our business and expand our market opportunity and addressable markets:
•Differentiated technology and capabilities. Over the last 15 years, we have developed reusable vehicles and capabilities that will allow us to move towards airline-like operations for spaceflight, and which were the basis for the FAA granting us our commercial space launch license in 2016. Our spaceflight system and our hybrid rocket motor together enable the following key differentiators:
◦horizontal take-off and landing using winged vehicles and traditional airplane runway infrastructure that enable a familiar airplane-like experience;
◦use of our carrier aircraft for the first stage of flight and then to air launch our spaceship, which is intended to maximize the safety and efficiency of our spaceflight system;
◦pilot-designed and pilot-flown missions to aid safety and customer confidence;
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
•Significant backlog and pent-up customer demand. While not yet in commercial service, we have already received significant interest from future astronauts and research organizations. As of December 31, 2020, we had reservations for SpaceShip flights of approximately 600 future astronauts, backed by more than $80.0 million of deposits. We have not been actively selling new reservations for spaceflights since the end of 2014, having established proof of market and to focus resources on community management and achieving commercialization. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales. We closed the program to new entrants on December 31, 2020, and, as of that date, have received approximately 1,000 One Small Step deposits from 66 countries. We plan on reopening ticket sales following Sir Richard Branson's test flight which is expected in 2021. Additionally, as of December 31, 2020, we have flown eight payloads for space research missions and intend to pursue similar arrangements for additional research missions.

•Iconic brand associated with unique customer experiences. The Virgin brand carries an exceptional reputation worldwide for innovation, customer experience, adventure and luxury. We have been planning our customer journey for many years and have refined our plans with the help of our potential future astronauts, many of whom are highly regarded enthusiasts who are committed to optimizing their experience and our success. The customer journey starts with marketing materials, the sales process and the purchase of a reservation. It concludes with a multi-day spaceflight experience in New Mexico, which includes a personalized training and preparation program designed to optimize the flight for each individual and incorporates an activity program for friends and family. The experience culminates in an epic flight to space and a full video and photographic record of the journey. A clear customer service ethos and language runs through the entire journey and is managed by our uniquely experienced team.
•Limited competition with natural barriers to entry. Entry into the commercial human spaceflight market requires a significant financial investment as well as many years of high-risk development. We were formed in 2004 after the basic architecture of our spaceflight system had been proven in prototype form, which in itself had taken several years. In total, the development of our platform and capabilities has required more than $1 billion in total investment to date. We are aware of only one competitor with a similar investment of time and money in suborbital commercial human spaceflight, which is taking a different approach to its launch architecture.
•Highly specialized and vertically integrated design and manufacturing capabilities. We possess highly specialized and vertically integrated capabilities that enable us to manage and control almost all elements of design and manufacturing of our spaceship and our carrier aircraft. These capabilities include a unique approach to rapid prototyping that enables us to design, build and test innovative ideas quickly; a deep composite manufacturing experience with broad applications in the aerospace industry; a dedicated team and facilities that support the full development of our high-performance vehicles; and a 200,000 square foot campus in Mojave, California that houses fabrication, assembly, hangar and office space and where we perform ground and test operations.
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
•Experienced management team and an industry-leading flight team. Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International, and leads a senior management team with extensive experience in the aerospace industry, including the former Chief of Staff for NASA as well as NASA’s former space shuttle launch integration manager, and former President of GKN Advanced Defense Systems. Our team of pilots is similarly experienced, with 269 years of flight experience, and includes former test pilots for NASA, the Royal Air Force, the U.S. Air Force, the Italian Air Force, the Royal Canadian Air Force and the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the pre-flight future astronaut community.

Our Assets
Over the last 16 years, we have developed an extensive portfolio of proprietary technologies that are embodied in the highly specialized vehicles that we have created to enable commercial spaceflight. These technologies underpin our carrier aircraft, the mothership; our SpaceShips; our hybrid rocket motor; and our safety systems. Our future astronauts will interact with these technologies at our operational headquarters at Spaceport America, the first purpose-built commercial spaceport, and our terminal hangar building, officially designated the “Virgin Galactic Gateway to Space.”

Our Carrier Aircraft—The Mothership
The mothership is a twin-fuselage, custom-built aircraft designed to carry SpaceShips up to an altitude of approximately 45,000 feet, where the spaceship is released for its flight into space. Using the mothership rather than a standard ground-launch rocket reduces the energy requirements for suborbital launch because our SpaceShips are not required to propel their way through the higher density atmosphere nearer to the Earth’s surface. Air-launch systems have a well-established flight heritage, having first been used in 1947 for the Bell X-1, which was the first aircraft to break the speed of sound, and later on, the X-15 suborbital spaceplane, in Northrop Grumman’s Pegasus rocket system and in earlier versions of our spaceflight system.

The mothership’s differentiating design features include its twin-boom configuration, its single-piece composite main wing spars, its reusability as the first stage in our space launch system, and its versatility as a flight trainer for our SpaceShips. The twin-boom configuration allows for a spacious central area between the two fuselages to accommodate a launch pylon to which the SpaceShip can be attached. Both cabins of the mothership are constructed on the same tooling and are identical in shape and size to the SpaceShip cabin. The commonality of cabin construction provides cost savings in production, as well as operational, maintenance and crew training advantages. The mothership’s all-composite material construction substantially reduces weight as compared to an all-metal design. The mothership is powered by four Pratt and Whitney Canada commercial turbo-fan engines. Spare parts and maintenance support are readily available for these engines, which have reliably been in service on the mothership since December 2008.

The mothership’s pilots are all located in the right boom during all phases of ground operations and flight. At present, the left boom is empty and unpressurized; however, in the future, the left boom could be used to accommodate additional crew, research experiments or astronauts training for their flight on our SpaceShip, if permitted by relevant government agencies.

The mothership’s 140 foot main wing houses large air brakes that allow the mothership to mimic the SpaceShip’s aerodynamic characteristics in the gliding portions of the SpaceShip’s flight. This provides our pilots with a safe, cost-effective and repeatable way to train for the SpaceShip’s final approach and landing.

Our carrier aircraft is designed to launch thousands of SpaceShip flights over its lifetime. As such, our spaceflight launch platform system provides a flight experience and economics akin to commercial airplanes and offers a considerable economic advantage over other potential launch architectures. Additionally, our carrier aircraft has a rapid turnaround time, enabling it to provide frequent spaceflight launch services for multiple spaceships.

The mothership was designed with a view towards supporting our international expansion and has a range of up to 2,800 nautical miles. As a result, the mothership can transport our SpaceShips virtually anywhere in the world to establish launch capabilities.

The mothership has completed an extensive, multi-year test program that included a combination of ground and flight tests. As of December 31, 2020, it had completed a total of 289 test flights, with more than 50 of those being dual tests with SpaceShipTwo, VSS Unity.

Our Spaceships
Virgin Galactic SpaceShips are reusable spaceships with the capacity to carry two pilots and up to six spaceflight participants into space before returning them safely to the Earth’s surface. The SpaceShip is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from the mothership’s takeoff to landing, of up to approximately 90 minutes.

The SpaceShip begins each mission by being carried to an altitude of approximately 45,000 feet by the mothership before being released. Upon release, the pilot fires the hybrid rocket motor, which propels the SpaceShip on a near vertical trajectory into space. Once in space, after providing the future astronauts with amazing views and a weightlessness experience, a pilot uses the spaceship’s unique "wing-feathering" feature in order to prepare the vehicle for re-entry. The feathering system works like a shuttlecock in badminton, naturally orienting the SpaceShip into the desired re-entry position with minimal pilot and computer input. This re-entry position uses the entire bottom of the spaceship to create substantial drag, thereby slowing the vehicle to a safe re-entry speed and preventing unacceptable heat loads. Once the SpaceShip has descended back to an altitude of approximately 55,000 feet above sea level, the wings un-feather back to their normal position, and the SpaceShip glides back to the base for a runway landing, similar to NASA’s Space Shuttle or any other glider. The SpaceShip’s feathering system was originally developed and tested on SpaceShipTwo’s smaller predecessor, SpaceShipOne.

Our SpaceShip’s cabin has been designed to maximize customer safety and comfort. A dozen windows in the cabin line the sides and ceiling of the spaceship, offering future astronauts the ability to view the black of space as well as stunning views of the Earth below.

With the exception of the rocket motor’s fuel and oxidizer, which must be replenished after each flight, our SpaceShips are designed to be reusable. Like the mothership, our SpaceShip was constructed with all-composite material construction, providing beneficial weight and fatigue characteristics.

SpaceShipTwo, VSS Unity, is completing an extensive flight test program that began in March 2010 with the original SpaceShipTwo, VSS Enterprise, which was built by a third-party contractor. This flight program was designed to include a rigorous series of ground and flight tests. As of December 31, 2020, the SpaceShipTwo configuration had completed more than 50 test flights, of which eight were rocket-powered test flights, including successful flights to space in December 2018 and February 2019. Prior to commercial launch, SpaceShipTwo will complete its flight test program at Spaceport America in New Mexico.

Hybrid Rocket Motor
Our SpaceShip is powered by a hybrid rocket propulsion system that propels it on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight, meaning that each SpaceShip flight will require the installation of a new, replaceable fuel cartridge that contains the fuel used in the hybrid rocket motor. The assembly of this fuel cartridge is designed to be efficient and to support high rates of commercial spaceflight. In 2018, our RocketMotor set a Guinness world record as the most powerful hybrid rocket to be used in manned flight. In February 2019, it was accepted into the permanent collection of the National Air and Space Museum.

Our RocketMotor has been designed to provide the required mission performance capability with a focus on safety, reliability and economy. Its design benefits from critical safety features, including its ability to be shut down safely at any time and its limited number of moving parts, which increases reliability and robustness for human spaceflight. Furthermore, the motor is made from a benign substance that needs no special or hazardous storage.

Our in-house propulsion team is in the process of upgrading our fuel cartridge production plant to increase the production rate and to reduce the unit production cost to accommodate planned growth in the SpaceShip fleet and drive increasingly attractive per-flight economics.

Safety Systems
We have designed our spaceflight system with a fundamental focus on safety. Important elements of our safety design include:
•Horizontal takeoff and landing. We believe that launching our SpaceShip from the mothership offers several critical safety advantages. Among other advantages, horizontal launch generally requires less fuel, oxidizer and pressurant on board than would otherwise be required. Moreover, the horizontal launch method allows increased time for pilots and crew to respond to any potential problems that may arise with the spaceship or its propulsion system. As such, if the pilots observe a problem while the SpaceShip is still mated to the mothership, they can quickly and safely return to the ground without releasing SpaceShip. Furthermore, if potential concerns emerge after release from the mothership, SpaceShip can simply glide back to the runway.
•The mothership's engine reliability. Highly reliable and rigorously tested jet engines made by Pratt and Whitney Canada power the first 45,000 feet of the journey to space.
•Two pilots per vehicle. Two pilots will fly in each mothership and each SpaceShip. Having a second pilot in the vehicles spreads the workload and provides critical redundancies.
•Design of our RocketMotors. Our RocketMotor is a simple and robust, human-rated spaceflight rocket motor with no turbo-pumps or complicated machinery. This rocket offers simple shut-off control at any point in the trajectory, unlike a traditional solid rocket motor.
•Feathering system. Our unique wing feathering technology provides self-correcting capability that requires limited pilot input for our SpaceShip to align properly for re-entry.
•Astronaut preparation. Each of our future astronauts will go through a customized medical screening and flight preparation process, including training for the use of communication systems, flight protocols, emergency procedures and G-force training. In addition, initial customer questionnaires and health tracking have been completed and are maintained in a comprehensive and secure medical database.
•Full mission abort capability. Due to our air-launch configuration and flight profile, mission abort capability exists at all points along the flight path and consists of aborts that mimic the normal mission profile. For example, if pre-launch release criteria are not met, the SpaceShip is designed to remain attached to the carrier aircraft and make a smooth, mated landing. In the event of an abort in a short-burn duration, the spaceship pilot may choose to fly a parabolic, gliding recovery. For longer duration burns, pilots will continue to climb to configure a feathered re-entry and establish a gliding recovery at nominal altitudes.

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

The terminal hangar building, officially designated the “Virgin Galactic Gateway to Space,” was designed to be functional and beautiful, matching future astronauts’ high expectations of a Virgin-branded facility and delivering an aesthetic consistent with the Virgin Galactic experience. The form of the building in the landscape and its interior spaces capture the drama and mystery of spaceflight, reflecting the thrill of space travel for our future astronauts. The LEED-Gold certified building has ample capacity to accommodate our staff, our customer training and preparation facilities and our fleet of vehicles.

The Astronaut Journey
Our goal is to offer our future astronauts an unmatched but affordable opportunity to experience spaceflight safely and without the need for any special prior experience or significant prior training and preparation. We have worked diligently for over a decade to plan every aspect of the customer’s journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences and reliable transportation system operations and safety. We have had the considerable advantage of building and managing our initial community of future astronauts, comprised of individuals from 66 countries who have made reservations to fly on our SpaceShips. This community is actively engaged, allowing us to understand the style of customer service and experience expected before, during and after each flight. We have used customer input to ensure that each customer’s journey with us, from end to end, will represent a pinnacle life experience and achievement.

The journey begins with a personalized and consultative sales process. Once the reservation transaction is completed, the customer receives an “onboarding” call from our direct sales organization, known as our "Astronaut Office," in London and is provided with a personalized welcome pack. This pack contains a desktop model of the spaceship, a future astronaut community membership card and other branded assets, along with a video message and personal letter from Sir Richard Branson welcoming the future astronaut into the Virgin Galactic family. Future astronauts are kept apprised of community activity and company news through an app-accessed customer portal. Once we commence commercial operations, this portal will be the principal tool by which we will provide and receive necessary information from our future astronauts in preparation for their spaceflights.

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

Pre-Flight Training
Future astronauts will participate in several days of pre-flight training near Spaceport America. The spaceflight is expected to occur following the completion of training.

Pre-flight training will include briefings, mock-up training and time spent with the mission’s fellow future astronauts and crew. The purpose of this training is to ensure that the future astronauts get the maximum enjoyment of their spaceflight experience while ensuring that they do so safely, particularly the key attributes of the unique sensation of weightlessness and the feeling of dramatic acceleration upon launch.

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

The Spaceflight Experience
On the morning of their flight to space, the future astronauts will head out to the spaceport for their final flight briefings and preparation. Future astronauts will change into personal, custom-designed flight suits developed and fabricated by Under Armour via a brand partnership. The future astronauts will then meet up with their fellow future astronauts and board our SpaceShip, which will already be mated to the mothership.

The spaceship cabin has been designed, like the spaceport interior, to deliver an aesthetic consistent with our brand values and optimize the flight experience. User experience features are expected to include strategically positioned high definition video cameras, flight data displays and cabin lighting. Virgin companies are renowned for their interior design, particularly in the aviation industry. That experience and reputation have been brought to bear on both spaceship and spaceport interiors to optimize the customer journey.

Once all future astronauts are safely onboard and the pilots have coordinated with the appropriate regulatory and operational groups, the mothership will take-off and climb to an altitude of approximately 45,000 feet. Once at altitude, the pilots will perform all necessary vehicle and safety checks and then will release the SpaceShip from the mothership. Within seconds, the rocket motor will be fired, instantly producing acceleration forces of up to 4Gs as the spaceship undertakes a near vertical climb and achieves speeds of more than Mach 3.

The rocket motor will fire for approximately 60 seconds, burning all of its propellant, and the spaceship will coast up to apogee. Our astronauts will be able to exit their seats and experience weightlessness, floating about the cabin and positioning themselves at one of the dozen windows around the cabin sides and top. The vehicle’s two pilots will maneuver the spaceship to give the astronauts spectacular views of the Earth and an opportunity to look out into the blackness of space. While the astronauts are enjoying their time in space, our SpaceShip’s pilots will have reconfigured the spaceship into its feathered re-entry configuration.

After enjoying several minutes of weightlessness, our astronauts will maneuver back to their seats to prepare for re-entry. We have conducted seat egress and ingress testing in weightlessness to verify that our astronauts will be able to return to their seats quickly and safely. Our personalized seats, custom-designed to support each astronaut safely during each phase of flight, will cushion the astronauts as the spaceship rapidly decelerates upon re-entry. Our astronauts will enjoy the journey back into the Earth’s atmosphere, at which time the vehicle’s wings will be returned to their normal configuration, and the spaceship will glide back to the original runway from which the combined mothership and SpaceShip pair had taken off less than two hours prior. Upon landing, astronauts will disembark and join family and friends to celebrate their achievements and receive their astronaut wings.

Sales and Marketing
As of December 31, 2020, we had reservations for approximately 600 spaceflight tickets and more than $80.0 million in deposits, representing potential revenue of approximately $120 million. Through strong capabilities in community management, we have high retention rates, despite deposits being refundable. In February 2020, we launched our One Small Step campaign, which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of December 31, 2020, we had received approximately 1,000 One Small Step deposits from 66 countries. We retired the "One Small Step" program on December 31, 2020, but plan on reopening ticket sales following Sir Richard Branson's flight expected in 2021. We believe these sales are largely attributable to the strength and prominence of the Virgin Galactic brand, which has driven many of our future astronauts directly to us with inbound requests. We have also benefited from Sir Richard Branson’s network to generate new inquiries and reservation sales, as well as referrals from existing reservation holders. As we transition to full commercialization, we intend to take a more active role in marketing and selling our spaceflight experience.

Given that sales of spaceflights are consultative and generally require a one-on-one sales approach, we intend to go to market using our direct sales organization. Our direct sales organization, known as the "Astronaut Office," is headquartered in London, England. The Astronaut Office also actively manages our future astronaut community and may choose to expand the reach of our direct sales organization using a global network of high-end travel professionals that we refer to as "Accredited Space Agents". Our Accredited Space Agents consist of high-end travel professionals worldwide that we hand-picked and individually trained to sell our spaceflights. Accredited Space Agents have contracted with us to sell spaceflight reservations and, while they actively sell other travel experiences, are precluded from selling spaceflight experiences from any other provider.

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

Research and Education Applications
In addition to the potential market for human space travel, we believe our existing technology has potential application in additional markets, including scientific research and professional astronaut training. Historically, the ability to perform microgravity research has been limited by the same challenges facing human spaceflight, including the significant cost associated with traveling to space and the limited physical capacity available for passengers or other payloads. Additionally, the long launch lead times and the low launch rate for these journeys make it difficult to run an experiment quickly or to fly repeated experiments, and there has traditionally been a significant delay in a researcher’s ability to obtain the data from the experiment once the journey was complete. As a result, researchers have used parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities. While these solutions help address cost concerns, they offer only seconds of continuous microgravity per flight. They do not offer access to the upper atmosphere or space, rapid re-flight or, in the case of drop towers and sounding rockets, the opportunity for the principal investigator to fly with the scientific payload. We believe our existing spaceflight system addresses many of these issues by providing:
•researchers the ability to accompany and monitor their experiments in space;
•the ability to fly payloads repeatedly, which can enable lower cost and iterative experiments;
•prompt access to experiments following landing;
•access to a large payload capacity; and
•in the case of sounding rockets, gentler G-loading.

We believe the demand for access to suborbital research is likely to come from educational and commercial research institutions across a broad range of technical disciplines. Multiple government agencies and research institutions have expressed interest in contracting with us to launch research payloads to space and to conduct suborbital experiments. We have flown eight payloads for research-related missions and we expect research missions to form an important part of our launch manifest in the future.

Design, Development and Manufacturing
Our development and manufacturing team consists of talented and dedicated engineers, technicians and professionals with thousands of years of combined design, engineering, manufacturing and flight test experience from a wide variety of the world’s leading research, commercial and military aerospace organizations.

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

The first vehicle we manufactured was VSS Unity, the second SpaceShipTwo. Leveraging the extensive design engineering invested in VSS Unity, we are currently manufacturing additional spaceships based on that design, at a substantially lower cost. In addition, we are manufacturing rocket motors to support the growth of our commercial operations over time.

Additionally, we have developed a significant amount of know-how, expertise and capabilities that we believe we can leverage to capture growing demand for innovative, agile and low-cost development projects for third parties, including contractors, government agencies and commercial service providers. We are exploring strategic relationships to develop new applications for our technologies and to develop new aerospace technologies for commercial and transportation applications that we believe will accelerate progress within relevant industries and enhance our growth.

All of our manufacturing operations, which include, among others, fabrication, assembly, warehouse and both ground and test operations, are located in Mojave, California, at the Air and Space Port, where our campus spans over 200,000 square feet. This location provides us with year-round access to airspace for various flight test programs.

Additional Potential Applications of our Technology and Expertise
We believe we can leverage our robust platform of advanced technologies, significant design, engineering and manufacturing experience, and thousands of hours of flight training to develop additional aerospace applications, including, among others, the manufacturing of aircraft capable of high-speed point-to-point travel. High-speed aircraft are aircraft capable of traveling at speeds faster than the speed of sound. We believe a significant market opportunity exists for vehicles with this capability, as they could be used to drastically reduce international travel times. In August 2020, following the completion of an internal mission concept review that allows progress to our next design phase, we unveiled the concept for our preliminary design of a high-speed aircraft. Under this initial design, the aircraft would be a Mach 3 certified delta-wing vehicle with a focus on environmental sustainability, and a cabin intended to accommodate 9 to 19 passengers flying at an altitude above 60,000 feet. We entered into a space act agreement with NASA in 2020 relating to the development of high-speed point-to-point travel technologies, and into a non-binding memorandum of understanding with Rolls-Royce to collaborate in designing and developing engine propulsion technology for high-speed commercial aircraft.

While our primary focus for the foreseeable future is on commencing and managing our commercial human spaceflight operations, we intend to expand our commitment to exploring and evaluating the application of our technologies and expertise into these and other ancillary applications.

Competition
The commercial spaceflight industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitor in establishing a suborbital commercial human spaceflight market is Blue Origin, a privately-funded company that is seeking to develop a vertically-launched, suborbital spaceship. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing competitive products within the aerospace industry, including SpaceX and Boeing. While these companies are currently focused on providing orbital spaceflight transportation to government agencies, a fundamentally different product from ours, we cannot ensure that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. We may also explore the application of our proprietary technologies for other uses, such as high-speed point-to-point travel, where the industry is even earlier in its development.

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

We believe our ability to compete successfully as a commercial provider of human spaceflight does and will depend on several factors, including the price of our offerings, consumer confidence in the safety of our offerings, consumer satisfaction for the experiences we offer, and the frequency and availability of our offerings. We believe that we compete favorably on the basis of these factors.

Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright, and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

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

Unless terminated earlier, the Amended TMLA will have an initial term of 25 years expiring October 2044, subject to up to two additional 10-year renewals by mutual agreement of the parties. The Amended TMLA may be terminated by Virgin upon the occurrence of several specified events, including if:
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

Spacecraft Technology License Agreement
We are party to a Spacecraft Technology License Agreement, as amended, with Mojave Aerospace Ventures, LLC (“MAV”) pursuant to which we possess a non-exclusive, worldwide license under certain patents and patent applications, including improvements that have been reduced to practice within a specified period. Unless terminated earlier, the term of this license agreement will expire on the later of a fixed date and the expiration date of the last to expire of the patent rights granted under the agreement. The license agreement and the associated licenses granted thereunder may be terminated if we commit a material breach of our obligations under the agreement that is uncured for more than 30 days or if we become insolvent.

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

Regulatory

Federal Aviation Administration
The regulations, policies, and guidance issued by the FAA apply to the use and operation of our spaceflight system. When we operate our spaceflight system as “launch vehicles,” meaning a vehicle built to operate in, or place a payload or human beings in, space, the FAA’s commercial space transportation requirements apply. Operators of launch vehicles are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s insurance requirements for third-party liability and government property. Congress enacted a law prohibiting the FAA from issuing regulations until 2023 for the safety of persons on launch vehicles such as our SpaceShips and mothership unless a death or serious injury, or event that could have led to a death or serious injury, were to occur earlier. Once this law expires, we may face increased and more expensive regulation from the FAA relating to our spaceflight activities. The FAA recently issued a revision to their regulations governing commercial spaceflight that is intended to streamline the approach towards licensing. We are evaluating the scope and impact of these regulations on our existing license as well as any future operations.

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

We have a current FAA Reusable Launch Vehicle Operator License that allows test and payload revenue flights from both Mojave, California and Spaceport America, New Mexico. Prior to being able to carry spaceflight participants, we are required by the FAA to submit final integrated vehicle performance results conducted in an operational flight environment, including final configuration of critical systems and aspects of the environmental control system and human factors performance. We have been submitting these verification reports throughout the test program and anticipate that the final two reports will be submitted following the successful completion of our next powered flight to space from Spaceport America.

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

Under U.S. federal law and the CSLA, operators of spaceflights are required to obtain informed consent from both participants and members of the crew for any commercial human spaceflight. In addition, the CSLA requires that an operator must obtain any spaceflight participant’s informed consent before receiving compensation or making an agreement to fly. While compensation is not defined in regulation or statute, the FAA does not consider refundable deposits for future spaceflight to be compensation. Moreover, the CSLA established a three-tiered indemnification system, subject to appropriations, for a portion of claims by third parties for injury, damage or loss that result from a commercial spaceflight incident. All operators with an FAA-license for commercial launches and reentries are covered by this federal indemnification and are required to carry insurance in amounts up to the maximum probable loss level likely to occur in an accident subject to a cap. In the instance of a catastrophic loss, U.S. law provides that the federal government will pay up to $3.0 billion to indemnify the operator above the levels covered by insurance.

Additionally, the SFICA offers spaceflight companies protection in New Mexico, where we will conduct our commercial operations, from lawsuits from passengers on space vehicles where spaceflight participants provide informed consent and a waiver of claims. This law generally provides coverage to operators, manufacturers and suppliers, and requires operators to maintain at least $1.0 million in insurance for all spaceflight activities. The SFICA will automatically be repealed in July 2021 unless New Mexico chooses to extend it.

At this time, no such claim regarding these informed consent provisions has been brought in New Mexico or in federal courts. We are unable to determine whether the immunity provided by the CSLA, the SFICA or other applicable laws or regulations would be upheld by the U.S. or foreign courts. The various federal and state regulations regarding informed consent for suborbital commercial spaceflight are evolving, and we continue to monitor these developments. However, we cannot predict the timing, scope or terms of any other state, federal or foreign regulations relating to informed consent and waivers of claims relating to commercial human spaceflight.

International Traffic in Arms Regulations and Export Controls
Our spaceflight business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations ("ITAR") and the U.S. Export Administration Regulations (the “EAR"). The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.

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

Many different types of internal controls and safeguards are required to maintain compliance with such export control rules. In particular, we are required to maintain a registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software and technology; and obtain licenses or other forms of U.S. government authorizations to engage in certain activities, including the performance of services for foreign persons, related to and that support our spaceflight business. The authorization requirements include the need to get permission to release controlled technology to foreign persons, including foreign person employees. The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations.

Failure by us to comply with export control laws and regulations could result in reputational harm as well as significant civil or criminal penalties, fines, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. government. Further, even investigations of suspected or alleged violations can be expensive and disruptive. Thus, violations (or allegations of violations) of applicable export control laws and regulations could materially adversely affect our reputation, business, financial condition and results of operations.

Human Capital
Our employees, our teammates, are the cornerstone to our success. As of December 31, 2020, we had 823 employees across the globe. Prior to joining our company, many of our employees had prior experience working for a wide variety of reputed commercial aviation, aerospace, high-technology, and world-recognized organizations.

Our integrated human capital management strategy includes the acquisition, development, and retention of our employees, our teammates, as well as the design of market-based compensation and benefits programs to enable and achieve our strategic mission.

•Total Workforce Demographics:

•Compensation and Benefits:
◦Virgin Galactic strives to offer competitive compensation, benefits and services that meet the needs of its employees, including short time and long-term incentive programs, defined contribution plan, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits to attract, retain and promote high-performing employees and reduce turnover and associated costs. In addition, Virgin Galactic's incentive programs are aligned with the Company's mission and intended to motivate strong performance.

◦For the year ended 2020, the compensation and benefits expense payable to and earned by personnel totaled $103.8 million.

•Safety Performance Highlights:

◦Virgin Galactic's Experience Modification Rate associated with workers compensation rating was .51 for our 2020 for our Mojave campus and .56 for our New Mexico sites, our major U.S. worksites. Such a rating demonstrates a safety rate performance that reflects safer overall workplaces to companies in our categories.

◦Our 2020 OSHA recordable rate versus peer space, aerospace, and space launch vehicle manufacturing companies were approximately 75% more effective.

•Supporting our Employees through the COVID-19 pandemic and beyond:

◦In response to COVID-19, related state and local government orders to stay at home, Virgin Galactic immediately responded in February 2020 with the creation of a COVID-19 Task Force as part of our internal and external pandemic emergency response plan.

◦In partnership with our human resources, medical, safety, security, legal, and communications organizations, our Company executives and Chief Executive Officer provided and shared comprehensive resources and tools, extensive communications to assist and support our employees with overall wellness, mental wellness and cope with stress, anxiety, isolation, and loss, while for many of our employees balancing work and childcare obligations in the pandemic. Based on the location of our core facilities and its associated communities, these areas were some of the more significant areas of the pandemic within the U.S. and the United Kingdom.

◦Beginning in April 2020, Virgin Galactic offered for all employees required to work onsite the benefit of routine testing and, in the third quarter of 2020, commenced offering an in-house testing benefit offering for employees required to work onsite.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider carefully the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred net losses of $273.0 million, $210.9 million and $138.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. While we have generated limited revenue from flying payloads into space, we have not yet started commercial human spaceflight operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
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
We have generated only limited revenue from spaceflight, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell human spaceflight experiences. We have limited experience in marketing and selling human spaceflights, which we refer to as our astronaut experience. If we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, to adequately target and engage our potential future astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience to future astronauts through direct sales and have sold a limited number of seats each year. Since 2014, we have not been actively selling our astronaut experience. Our success depends, in part, on our ability to attract new future astronauts in a cost-effective manner. While we had a backlog of approximately 600 future astronauts as of December 31, 2020, we are making, and we expect that we will need to make, significant investments in order to attract new future astronauts. Our sales growth depends on our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of future astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new future astronauts at the same rate as past campaigns or brand content. If we are unable to attract new future astronauts, our business, financial condition and results of operations will be harmed.

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

Additionally, many jurisdictions, including in California, New Mexico and the United Kingdom, where most of our workforce is located, have imposed, or in the future may impose or continue to impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities and business operations. Compliance with these orders has disrupted and may continue to disrupt our standard operations, including disruption of operations necessary to complete the development of our spaceflight systems and postponement of our scheduled spaceflight test programs. For example, consistent with the actions taken by governmental authorities, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, Spaceport America, Washington D.C. and London in March 2020. On account of use categorization as an essential activity, we resumed some limited operations in April 2020 and gradually ramped up on-site operations over the course of 2020 as we developed revised operational and manufacturing footprint plans that continued to conform to COVID-19 health precautions while the majority of the remaining workforce remains working from home. During 2020, the Company's additional measures and investments were made in our facilities to ensure the health and safety of our employees. Such investment measures included universal facial coverings, rearranging aspects of our facilities to follow required social distancing protocols, offering COVID-19 testing, conducting daily temperature checks and screening questions prior to entering our facilities and undertaking regular and thorough disinfecting of work surfaces, tools and equipment. In 2020, we experienced COVID-19 illness in our workforce. Our COVID-19 efforts resulted in the reduction of operational efficiency within our impacted workforce while we navigated the ability to maintain manufacturing operations in our sites.

The pandemic has also resulted in, and may continue to result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital, which could in the future negatively affect our liquidity and capital resources. Given the impact of the virus, responsive measures taken by governmental authorities and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our global operations. To the extent COVID-19 adversely affects our business operations and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

The market for commercial human spaceflight has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
The market for commercial human spaceflight has not been established with precision and is still emerging. Our estimates for the total addressable market for commercial human spaceflight are based on a number of internal and third-party estimates, including our current backlog, the number of consumers who have expressed interest in our astronaut experience, assumed prices at which we can offer our astronaut experience, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. The conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our astronaut experience, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.

We anticipate commencing commercial spaceflight operations with a single spaceflight system, which has yet to complete flight testing. Any delay in completing the flight test program and the final development of our existing spaceflight system would adversely impact our business, financial condition and results of operations.
We expect to commence commercial operations with a single spaceflight system, with both the spaceship and the carrier craft being needed to conduct commercial spaceflight operations. While we have already been issued our commercial spaceflight license by the FAA, a series of verification reports are required to be submitted to the FAA before we are able to fly commercial paying customers on our spaceflight system. Following each flight test we undertake, we analyze the resulting data and determine whether additional changes to the spaceflight system are required. Historically, changes have been required and implementing those changes has resulted in additional delay and expense. For example, an unanticipated in-flight incident involving an earlier model of SpaceShipTwo manufactured and operated by a third-party contractor, led to the loss of that spaceship and significant delays in the planned launch of our spaceflight system as we addressed design and safety concerns, including with applicable regulators. If issues like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with manufacturing improvements or design and safety of either the spaceship or the carrier craft that comprise our spaceflight system, the anticipated launch of our commercial human spaceflight operations could be delayed.
Any inability to operate our spaceflight system after commercial launch at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
Even if we complete development and commence commercial human spaceflight operations, we currently are dependent on a single spaceflight system. To be successful, we will need to maintain a sufficient flight rate, which will be negatively impacted if we are not able to operate that system for any reason. We may be unable to operate our current spaceflight system at our anticipated flight rate for a number of reasons, including, but not limited to, unexpected weather patterns, maintenance issues, pilot error, design and engineering flaws, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. Our spaceflight systems are highly sophisticated and depend on complex technology, and we require them to meet rigorous performance goals that may from time to time necessitate that we replace critical components or hardware. Our ability to operate in airspace may also be superseded by the U.S. Department of Defense priority missions. In the event we need to replace any components or hardware of our spaceflight system, there are limited numbers of replacement parts available, some of which have significant lead time associated with procurement or manufacture, so any failure of our systems or their components or hardware could result in reduced numbers of flights and significant delays to our planned growth.
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
Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operation.
We manufacture and operate highly sophisticated spaceflight systems and offer a specialized astronaut experience that depends on complex technology. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight systems meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, pilot error, natural disasters, cyber-attacks, or other intentional acts, that could result in potential safety risks. In addition, we may experience threats to the security of our facilities and employees or threats from terrorist or other acts. We work cooperatively with our suppliers, subcontractors, venture partners and other parties, such as our lessors, to address and prepare for these risks, but in some instances, we must rely on safeguards put in place by these third parties, some of which we may not control. There can be no assurance that our preparations, or those of third parties, will be able to prevent any such incidents.

Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues with our spaceflight systems, facilities, or customer safety could result in delaying or cancelling planned flights, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.
We may not be able to convert our orders in backlog or inbound inquiries about flight reservations into revenue.
As of December 31, 2020, our backlog represents orders from approximately 600 future astronauts for which we have not yet recognized revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable and the reservations may be cancelled under certain circumstances without penalty. Additionally, we have received approximately 1,000 One Small Step deposits as of December 31, 2020, which are for only $1,000 per deposit and are also fully refundable. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue. Additionally, the deposits we have received to date from customers interested in an orbital space program are all currently refundable.
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
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new spaceflight systems and related technology, including due to the global COVID-19 health crisis. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system or delays in increasing production further.
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
We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. If our personnel or one of our spaceflight systems, or the personnel or spacecraft of one of our competitors or the personnel or aircraft of a commercial airline or governmental agency, were to be involved in a public incident, accident or catastrophe, this could create an adverse public perception of spaceflight and result in decreased customer demand for spaceflight experiences, which could cause a material adverse effect on our business, financial conditions and results of operations. Further, if our personnel or our spaceflight systems were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business could cause future astronauts with existing reservations to cancel their spaceflights and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.
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
Prior to the Virgin Galactic Business Combination, we financed our operations and capital expenditures primarily through cash flows financed by V10. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the ongoing global COVID-19 health crisis and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
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
Our ability to produce our current and future spaceflight systems and other components of operation is dependent upon sufficient availability of raw materials and supplied components, such as nitrous oxide, valves, tanks, special alloys, helium and carbon fiber, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs. For example, there are only a few nitrous oxide plants around the world and if one or more of these plants were to experience a slowdown in operations or to shutdown entirely, including as a result of the ongoing COVID-19 outbreak, we may need to qualify new suppliers or pay higher prices to maintain the supply of nitrous oxide needed for our operations.
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
We are dependent on various third-party contractors to develop and provide critical technology, systems and components required for our spaceflight system. For example, each spaceflight currently requires replenishment of certain components of our RocketMotor propulsion system that we obtain from third-party contractors. Should we experience complications with any of these components, which are critical to the operation of our spacecraft, we may need to delay or cancel scheduled spaceflights. We face the risk that any of our contractors may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by such contractors’ financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic, such as the current COVID-19 outbreak, or other events. The failure of any contractors to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. Our reliance on contractors and inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition and results of operations.

We expect to face intense competition in the commercial spaceflight industry and other industries in which we may develop products.
The commercial spaceflight industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitor in establishing a commercial suborbital spaceflight offering is Blue Origin, a privately funded company founded in 2000. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing products within the aerospace industry, including SpaceX and Boeing. While these companies are currently focused on providing orbital spaceflight transportation to government agencies, a fundamentally different product from ours, we cannot assure you that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. We may also explore the application of our proprietary technologies for other uses, such as high-speed point-to-point travel, where the industry is even earlier in its development.
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
Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned and licensed intellectual property, including the Virgin brand and other intellectual property that we license from Virgin under the Amended TMLA. Under the terms of the Amended TMLA, Virgin has the primary right to take actions to obtain, maintain, enforce and protect the Virgin brand. If, following our written request, Virgin elects to not take an action to maintain, enforce or protect the Virgin brand, we may do so, at our expense, subject to various conditions including that so long as doing so would not have a material adverse effect on Virgin, any of Virgin’s other licensees or the Virgin brand and we reasonably believe failing to do so would materially adversely affect our business. Should Virgin determine not to maintain, enforce or protect the Virgin brand, we and/or the Virgin brand could be materially harmed and we could incur substantial cost if we elect to take any such action.
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

We could suffer increased costs, exposure to significant liability, reputational harm and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers, suppliers or other third parties.

We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. If we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. Cyber-threats in particular vary in technique and sources, are persistent, frequently change and increasingly are more sophisticated, targeted and difficult to detect and prevent against.

Given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance that our employee training, operational and other technical security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. We are likely to face attempted cyber-attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations.

In addition, breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our suppliers, customers or other third parties could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party data management and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and materially impact our business.

Given increasing cyber security threats, there can be no assurance that we will not experience business interruptions, data loss, ransom, misappropriation or corruption or theft or misuse of proprietary information or related litigation and investigation, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches.

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

As we have expanded our international presence, we are also subject to additional privacy rules, many of which, such as the European Union’s General Data Protection Regulation (the “GDPR”) and national laws supplementing the GDPR, such as in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the EEA. These more stringent requirements include expanded disclosures to inform future astronauts about how we may use their personal data through external privacy notices, increased controls on profiling future astronauts and increased rights for data subjects (including future astronauts and employees) to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on prechecked tick boxes and bundled consents, thereby requiring future astronauts to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.
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
If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Our facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, sabotage, intentional acts of vandalism, other misconduct, or other unforeseeable events impacting availability of infrastructure technology services. Significant unavailability of our services could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.
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
Our failure to maintain an effective system of internal control over financial reporting could result in loss of investor confidence and adversely impact our stock price.
We previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, a material weakness in our internal control over financial reporting related to a lack of a sufficient number of personnel to execute, review and approve all aspects of the financial statement close and reporting process, which led to a second material weakness resulting from the need to augment our information technology and application controls in our financial reporting. During 2020, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2020.
Effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. Additionally, remediation of prior material weaknesses does not assure continued effectiveness of our internal controls. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•expansive negative consent rights for VIL, provided that VIL and Aabar continue to beneficially own specified amounts of our common stock as specified under the Stockholders’ Agreement, for us to enter into certain business combinations or related transactions.

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
General Risk Factors
The trading price of our common stock may be volatile, and you may be unable to sell your shares above your purchase price.
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
•additions and departures of key employees and personnel;
•competition for talent and skill-sets required;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•investors mistaking developments involving other companies, including Virgin-branded companies, as involving is and our business;
•the volume of shares of our common stock available for public sale;
•short sales of our common stock; and
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

Holders
As of February 22, 2021, there were 350 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on October 28, 2019 (the date our common stock began trading on the NYSE after the Virgin Galactic Business Combination) through December 31, 2020 for (1) our common stock, (2) Standard & Poor's ("S&P") 500 Index and (3) the average of comparable companies listed in the NYSE. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Return Performance
250.00
200.00
150.00
100.00
50.00
10/28/19
10/31/19
11/30/19
12/31/19
01/31/20
02/29/20
03/31/20
04/30/20
05/31/20
06/30/20
07/31/20
08/31/20
09/30/20
10/31/20
11/30/20
12/31/20
Virgin Galactic Holdings
Comparable Aerospace Co.
S&P 500 Index

As of December 31, 2020, the comparable companies used are comprised of the following companies: Atlas Air Worldwide Holdings, Inc., The Boeing Company, Comtech Telecommunications Corp., EchoStar Corporation, Hexcel Corporation, Iridium Communications Inc., KVH Industries Inc., L3 Harris Technologies Inc, Lockheed Martin Corp., and Northrop Grumman Corp.

Item 6. Selected Consolidated Financial Data

Not applicable.

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
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2020 and 2019. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2019 and 2018 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

Our primary mission is to launch the first commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. Shortly thereafter, we flew our second spaceflight in VSS Unity in February 2019, and, in addition to the two pilots, carried a crew member in the cabin. We have received reservations for approximately 600 spaceflight tickets and collected more than $80.0 million in future astronaut deposits as of December 31, 2020. Additionally, in February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of December 31, 2020, there were approximately 1,000 participants in our One Small Step program from 66 countries. We retired the "One Small Step" program on December 31, 2020, but plan on reopening ticket sales following Sir Richard Branson's flight expected in 2021. With each ticket purchased, future astronauts will experience a multi-day journey that includes a tour of the spaceport, flight suit fitting, spaceflight training and culminating with a trip to space on the final day.

We have also developed an extensive set of vertically integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our spaceflight system consists of three primary components: our carrier aircraft, the mothership; our spaceship, SpaceShip; and our hybrid rocket motor.

SpaceShip is a spaceship with the capacity to carry pilots and future astronauts, or commercial research and development payloads, into space and return them safely to Earth. Fundamentally, SpaceShip is a rocket-powered aerospace vehicle that operates more like a plane than a traditional rocket. SpaceShip is powered by a hybrid rocket propulsion system, which we refer to as "RocketMotor", which propels the spaceship on a trajectory into space. SpaceShip’s cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering the future astronauts the ability to view the blackness of space as well as stunning views of the Earth below. Our mothership is a twin-fuselage, custom-built aircraft designed to carry SpaceShip up to an altitude of approximately 45,000 feet where the spaceship is released for its flight into space. Using the mothership's air launch capability, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as SpaceShip does not have to rocket its way through the higher density atmosphere closest to the Earth’s surface.

Our team is currently in various stages of designing, testing and manufacturing additional spaceships, carrier aircraft and rocket motors in order to meet the expected demand for human spaceflight experiences. Concurrently, we are researching and developing new products and technologies to grow our company.

Our operations also include efforts in spaceflight opportunities for research and education. For example, professional researchers have utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities. In most cases, these solutions offer only seconds of microgravity per flight and do not offer access to the upper atmosphere or space. Other researchers have conducted experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and impose highly limiting operational constraints. We believe that research experiments will benefit from prolonged exposure to space conditions and yield better results aboard SpaceShip due to the large cabin, gentler flight, relatively low cost, advantageous operational parameters, and frequent flights. As such, researchers and educators are able to conduct critical experiments and obtain important data without having to sacrifice time and resources. Our commitment to advancing research and science was present in our December 2018 and February 2019 spaceflights as we transported payloads into space for research purposes under a NASA flight contract.
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

Consistent with the actions taken by governmental authorities, including California, New Mexico and the United Kingdom, where most of our workforce is located, we took appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico and in our London office location in late March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conform to the latest COVID-19 health precautions.

Such actions included, although were not limited to, universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of work surfaces, tools and equipment. We offered testing to employees and contractors for COVID-19 on a regular basis. However, the COVID-19 pandemic and the precautionary actions taken throughout the year 2020 related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

As of the date of this Annual Report on Form 10-K, all of our employees whose work requires them to be in our facilities are now back on-site and we continue with our implemented and established strict protocols to ensure employee safety, including enforcing staggered shifts to lower on-site density and re-working communications processes with engineers who are primarily working from home. We have, however, experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so until case levels are lowered and vaccinations are more readily available.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue well into 2021. The full impact of the COVID-19 pandemic on our business and results of our future operations will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, and/or further restrict travel. We believe our cash and cash equivalents on hand at December 31, 2020 and management's operating plan will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs.

Commercial Launch of Our Human Spaceflight Program

We are in the final phases of developing our commercial spaceflight program. Prior to commercialization, we must complete our test flight program, which includes a rigorous series of ground and flight tests, including our baseline spaceflight metrics, flight paths and safety protocol that will be used throughout our spaceflight program. The final portion of the test flight program includes submission of verification reports to the FAA for their review, which will then allow us to carry paying customers on spaceflights under our existing commercial spaceflight license. However, the timing of the submission may be delayed by multiple factors, some of which are outside of our control, including the current, and uncertain future impact of the COVID-19 outbreak on our business. Any delays in successful completion of our test flight program, whether due to the impact of COVID-19 or otherwise, will impact our ability to generate human spaceflight revenue.

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of December 31, 2020, we had reservations for SpaceShip flights for approximately 600 future astronauts. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of December 31, 2020, we had received approximately 1,000 One Small Step deposits from 66 countries. We retired the "One Small Step" program on December 31, 2020, but plan on reopening ticket sales following Sir Richard Branson's flight expected in 2021.

Available Capacity and Annual Flight Rate
We face constraints of resources and competing demand for our human spaceflights. We expect to commence commercial operations with a single SpaceShip, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce this constraint, we are in various stages of designing, testing and manufacturing two additional SpaceShip vehicles as well as an additional mothership carrier. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved.

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
Cost of Revenue
Costs of revenue related to spaceflights include costs related to the consumption of a rocket motor, fuel, payroll and benefits for our pilots and ground crew, and maintenance. Cost of revenue related to the engineering services consist of expenses related to materials and human capital, such as payroll and benefits. Once we have completed our test flight program and commenced commercial operations, we will capitalize the cost to construct any additional SpaceShip vehicles. Cost of revenue will include vehicle depreciation once those spaceships are placed into service. We have not capitalized any spaceship development costs to date.
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
Selling, General and Administrative
Selling, general and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing and commercial, and human resources; depreciation expense and rent relating to facilities, including a portion of the lease with Spaceport America, and equipment; professional fees; and other general corporate costs. Human capital expenses primarily include salaries, cash bonuses and benefits. As we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis.
We incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.
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
As of December 31, 2020, our current primary research and development objectives focus on the development of our SpaceShip vehicle, and our for commercial spaceflights and developing our RocketMotor, a hybrid rocket propulsion system that will be used to propel our SpaceShip vehicles into space. The successful development of SpaceShip and RocketMotor involves many uncertainties, including:
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
A change in the outcome of any of these variables could delay the development of SpaceShips and RocketMotor, which in turn could impact when we are able to commence our human spaceflights.
As we are currently still in our final development and testing stage of our spaceflight system, we have expensed all research and development costs associated with developing and building our spaceflight system. We expect that our research and development expenses will decrease once technological feasibility is reached for our spaceflight systems as the costs incurred to manufacture additional SpaceShip vehicles, built by leveraging the invested research and development, will no longer qualify as research and development activities.
Interest Income
Interest income consists primarily of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts.
Interest Expense
Interest expense relates to our finance lease obligations.
Other Income
Other income consists of miscellaneous non-operating items, such as gains on marketable securities and handling fees related to customer refunds.
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

	Years Ended December 31,
	2020	2019
	(In thousands)
Revenue	$238	$3,781
Cost of revenue	173	2,004
Gross profit	65	1,777
Operating expenses:
Selling, general and administrative expenses	116,592	82,166
Research and development expenses	158,757	132,873
Operating loss	(275,284)	(213,262)
Interest income	2,277	2,297
Interest expense	(36)	(36)
Other income	14	128
Loss before income taxes	(273,029)	(210,873)
Income tax expense	6	62
Net loss	$(273,035)	$(210,935)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Revenue	$238	$3,781	$(3,543)	(94)%

Revenue decreased by $3.5 million, or 94%, to $0.2 million for the year ended December 31, 2020 from $3.8 million for the year ended December 31, 2019. This decrease is primarily due to decreased engineering services of approximately $2.4 million under long-term U.S. government contracts, a decrease in payload revenue of $0.8 million attributable to the February 2019 payload flown in connection with our testing program, and reduced sponsorship revenue of $0.3 million from an expired agreement.
Cost of Revenue and Gross Profit

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Cost of revenue	$173	$2,004	$(1,831)	(91)%
Gross profit	$65	$1,777	$(1,712)	(96)%
Gross margin	27%	47%
Cost of revenue decreased by $1.8 million, or 91%, to $0.2 million for the year ended December 31, 2020 from $2.0 million for the year ended December 31, 2019. The decrease in cost of revenue was primarily due to the costs for flying payload in February 2019 compared to the year ended December 31, 2020 for which no payload revenue was recorded. The labor costs associated with providing engineering services under long-term U.S. government contracts decreased proportionally with the billings. Gross profit decreased by $1.7 million, or 96%, to $0.1 million for the year ended December 31, 2020 from $1.8 million for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 decreased by 20% compared to the year ended December 31, 2019. The decrease in gross profit and gross margin was primarily driven by smaller gross margins associated with the long-term engineering service contracts.

Selling, General and Administrative Expenses

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Selling, general and administrative expense	$116,592	$82,166	$34,426	42%
Selling, general and administrative expenses increased by $34.4 million, or 42%, to $116.6 million for the year ended December 31, 2020 from $82.2 million for the year ended December 31, 2019. This $34.4 million increase was primarily due to a $19.1 million increase in stock-based compensation expense related to stock-based awards made in connection with the Virgin Galactic Business Combination in the fourth quarter of 2019, as well as other expenses that have increased as a result of being a public company, including increased insurance of $8.1 million related to new directors and officers insurance policies, legal, audit, and other professional fees of $4.8 million and salaries and benefits of $1.5 million.
Research and Development Expenses

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Research and development expenses	$158,757	$132,873	$25,884	19%
Research and development expenses increased by $25.9 million, or 19%, to $158.8 million for the year ended December 31, 2020 from $132.9 million for the year ended December 31, 2019. The increase was primarily due to a $8.4 million increase in stock-based compensation expense related to stock-based awards made in connection with the Virgin Galactic Business Combination in the fourth quarter of 2019. Further drivers related primarily to costs associated with developing our spaceflight system, including increases of $8.4 million in salaries and benefits, $3.3 million in increased facility costs, $1.9 million of insurance and $1.6 million related to increased equipment leases and maintenance.

Interest Income

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Interest income	2,277	2,297	$(20)	(1)%
Interest income was essentially flat year over year, decreasing by less than $0.1 million, or 1%, to $2.3 million for the year ended December 31, 2020 from $2.3 million for the year ended December 31, 2019.
Interest Expense
Interest expense was immaterial for the years ended December 31, 2020 and 2019.

Other Income

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Other income	$14	$128	$(114)	(89)%
Other income for the year ended December 31, 2020 decreased by $0.1 million, or 89%, to less than $0.1 million compared to $0.1 million in December 31, 2019, primarily due to net unrealized losses on marketable securities and handling fees related to customer refunds.
Income Tax Expense
Income tax expense was immaterial for the years ended December 31, 2020, 2019 and 2018. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
Prior to the consummation of the Virgin Galactic Business Combination, our operations historically participated in cash management and funding arrangements managed by V10 and GV. Only cash and cash equivalents held in bank accounts legally owned by entities dedicated to us are reflected in the consolidated balance sheets. Cash and cash equivalents held in bank accounts legally owned by V10 and GV were not directly attributable to us for any of the periods presented. Transfers of cash, both to and from V10 and GV by us have been reflected as a component of net parent investment and membership equity in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows.
As of December 31, 2020, we had cash and cash equivalents of $665.9 million and restricted cash of $13.0 million. For the periods prior to our consummation of the Virgin Galactic Business Combination on October 25, 2019, we have financed our operations and capital expenditures through cash flows financed by V10 and GV. Our principal sources of liquidity following the Virgin Galactic Business Combination have been proceeds received as part of the Virgin Galactic Business Combination and proceeds from our August 2020 public offering of common stock.
As described above, the COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations. We expect this to continue in 2021, however, the full impact on our future business and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, and /or further restrict travel. We believe our cash and cash equivalents on hand at December 31, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K.
Historical Cash Flows

	Years Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by (used in)
Operating activities	$(233,159)	$(209,111)
Investing activities	(17,201)	(13,856)
Financing activities	436,594	634,320
Net change in cash and cash equivalents and restricted cash	$186,234	$411,353

Operating Activities
Net cash used in operating activities was $233.2 million for the year ended December 31, 2020, primarily consisting of $273.0 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $9.8 million and stock based compensation expense of $30.3 million, as well as a $0.3 million increase in cash consumed by working capital purposes. The increase in cash consumed by working capital purposes was primarily driven by an increase in certain assets including prepayments and other current assets and related party receivables, as well as a decrease in accounts payable and accrued liabilities. This increase in cash consumed by working capital was partially offset by a decrease in inventories and an increase in other current and noncurrent liabilities.
Net cash used in operating activities was $209.1 million for the year ended December 31, 2019, primarily consisting of $210.9 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $7.0 million and stock based compensation expense of $2.5 million, as well as a $7.2 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including inventories, prepayments and other current assets alongside a decrease in certain liabilities including accounts payable and accrued liabilities. This increase in cash consumed by working capital was partially offset by an increase in certain liabilities including amounts due to related parties, net and customer deposits, alongside a decrease in certain assets including accounts receivable and other noncurrent assets.
Investing Activities
Net cash used in investing activities was $17.2 million for the year ended December 31, 2020, primarily consisting of purchases of manufacturing equipment, leasehold improvements at the Mojave Air and Space Port facility, purchases of furniture and fixtures, IT infrastructure upgrades and construction activities at the Gateway to Space facility and at spaceflight systems fueling facilities.
Net cash used in investing activities was $13.9 million for the year ended December 31, 2019, primarily consisting of purchases of manufacturing equipment, leasehold improvements at the Mojave Air and Space Port facility, purchases of furniture and fixtures, IT infrastructure upgrades and construction activities at the Gateway to Space facility and at spaceflight systems fueling facilities.
Financing Activities
Net cash provided by financing activities was $436.6 million for the year ended December 31, 2020 consisting primarily of cash received from the sale and issuance of common stock, offset by withholding taxes paid on behalf of employees related to net-settled stock-based award issuances, professional and other fees related to financing transaction costs.
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
Although we believe that our current capital is adequate to sustain our operations for a period of time, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single SpaceShip, we currently have two additional SpaceShip vehicles under construction and expect the direct costs to complete these two vehicles to be in the range of $35 million to $55 million. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we have achieved technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and continue to expense these costs as incurred to research and development.
The commercial launch of our human spaceflight program and the anticipated expansion of our fleet have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risk and uncertainties are described in more detail in this Annual Report on Form 10-K under the heading Item 1A. “Risk Factors—Risks Related to Our Business.”
Commitments and Contingencies
The following table summarizes our contractual obligations as of December 31, 2020.

		Payments Due by Periods
	Total	<1 year	1-3 years	3-5 years	>5 years
	(In thousands)
Operating lease obligations[1]	$51,707	$5,318	$7,893	$7,666	$30,830
Finance lease obligations[1]	417	160	230	27	—
Obligations under Notes payable[2]	620	$310	$310	$—	$—
Total obligations	$52,744	$5,788	$8,433	$7,693	$30,830
________________________________
1We are a party to operating leases primarily for land and buildings (e.g., office buildings, warehouses and spaceport) and certain equipment (e.g., copiers) under non-cancelable operating and finance leases. These leases expire at various dates through 2065.
2 Notes payable relate to a secured loan obtained in June, 2020, to finance the purchase of software licenses. The loan is payable in annual installments, with the final payment due on October 1, 2022. See footnote 9 to the Consolidated Financial Statements.
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
Inventories
Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer specific contracts. Inventories are stated at the lower of cost or net realizable value. If events or changes in circumstances indicate that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods. Our status of pre-technical feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charged to R&D expense.

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
We have not yet started commercial operations and as such we are accumulating net operating losses at the federal and state levels, which are reflected in the income tax provision section of the balance sheet. The presented income taxes in these statements are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement and therefore incurs income tax expenses.

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

Recent Accounting Pronouncements
Please refer to Note 3 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.
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
Interest Rate Risk
Cash, cash equivalents and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. We consider all highly liquid investments with a maturity of three months or less as cash equivalents. As of December 31, 2020, we had $679.0 million deposits held primarily in cash, cash equivalents and restricted cash, which includes $651.6 million in cash equivalents. Cash equivalents are short term investments and would not be significantly impacted by changes in the interest rates. We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.
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
Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As previously reported on our Form 10-K, dated February 26, 2020, upon the approval of the audit committee of our board of directors, Marcum LLP (“Marcum”) was dismissed as our independent registered public accounting firm, and KPMG LLP (“KPMG”) was engaged as our independent registered public accounting firm effective November 12, 2019. Marcum served as our independent registered public accounting firm since May 5, 2017, our inception as Social Capital Hedosophia Holdings Corp., whereas KPMG served as the independent registered public accounting firm for Galactic Enterprises, LLC (formerly Virgin Galactic, LLC), Galactic Co., LLC (formerly TSC, LLC), Virgin Galactic (UK) Limited and their respective subsidiaries (collectively, the “Virgin Galactic Business”) prior to the consummation of the Virgin Galactic Business Combination. The audit committee decided to engage KPMG because, for accounting purposes, our historical financial statements include a continuation of the financial statements of the Virgin Galactic Business.

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

Item 9A. Controls and Procedures

Background and Remediation of Material Weakness

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and 2018, we, and our independent registered public accounting firm, determined that we had two material weaknesses in our internal control over financial reporting.

The first material weakness related to a lack of a sufficient number of personnel to execute, review and approve all aspects of the financial statement close and reporting process. The second material weakness arose from the need to augment our information technology and application controls in our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the fiscal year ended December 31, 2020, management completed the implementation and testing of internal controls over financial reporting to remediate these material weaknesses. Specifically, management completed the following remediation actions to ensure control deficiencies that contributed to the material weaknesses are remediated:
•We hired qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting.
•We implemented a training program addressing internal control over financial reporting, including educating control owners regarding the requirements of each control.
•We developed internal controls documentation, including comprehensive accounting policies and procedures and designed, implemented, and tested new controls over key financial processes.
•We developed information technology general controls documentation, designed, implemented, and tested new controls including application configurable controls over the primary systems supporting the key financial processes.
•We designed, implemented, and tested information technology controls for periodic user access reviews and system's security role over primary systems supporting the key financial processes.
•We designed, implemented, and tested new controls for the identification and assessment of the completeness and accuracy of spreadsheets, data, and system-generated reports used within key financial processes.

During the fourth quarter of 2020, the Company completed its testing of the newly designed controls. Based on the foregoing remediation activities and testing of controls, management determined that the material weaknesses were remediated and the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated

Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation of Independent Registered Public Accounting Firm
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above taken to address the material weaknesses, there has been no change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of March 1, 2021. Other than as to Michael Moses, as more fully described under “Certain Transactions with Related Persons — Compensation of Chief Astronaut Instructor,” there are no family relationships among any of our executive officers or directors.

Name	Age	Position
Michael Colglazier	54	Chief Executive Officer, President and Director
Jonathan Campagna	48	Chief Financial Officer
Michael Moses	53	President, Missions and Safety, Galactic Enterprises, LLC
Michelle Kley	49	Executive Vice President, General Counsel and Secretary
Chamath Palihapitiya	44	Chairperson of the Board of Directors
Wanda Austin	66	Director
Adam Bain	47	Director
Craig Kreeger	61	Director
Evan Lovell	51	Director
George Mattson	54	Director
W. Gilbert West	60	Director

Executive Officers

Michael Colglazier. Mr. Colglazier, 54, has served as our Chief Executive Officer and as a member of our Board of Directors since July 2020 and has served as our President since February 2021. Mr. Colglazier most recently served as President and Managing Director, Disney Parks International from October 2019 until his departure in July 2020 and, from March 2018 to October 2019, as President and Managing Director, Walt Disney Parks & Resorts, Asia Pacific. In these capacities, he oversaw the operations and development of Disney parks and resorts outside of the United States, focusing on high-growth expansion and development of joint venture opportunities with government agencies. Prior to this, from January 2013 until March 2018, Mr. Colglazier was President of The Disneyland Resort, where he led a workforce of nearly 30,000 employees and drove record business performance and growth. During his 30+ year career at Disney, Mr. Colglazier served in several executive roles where he implemented a series of development and growth strategies across the world focused on product innovation and customer growth. He is currently Chairman of the CEO Roundtable for the University of California, Irvine, and a member of the Engineering Advisory Board of Rice University. He is also a past commissioner and member of the executive committee of the California Travel and Tourism Commission. Mr. Colglazier graduated from Stanford University with a bachelor’s degree in Industrial Engineering and holds a master's degree in Business Administration from Harvard Business School.

We believe Mr. Colglazier is well qualified to serve on our Board of Directors because of his extensive experience developing and growing consumer-oriented businesses strategically, commercially and operationally.

Jonathan Campagna. Mr. Campagna, 48, has served as our Chief Financial Officer since October 2019, and has served as the Chief Financial Officer for the VG Companies since April 2018. Mr. Campagna previously served as Vice President of Finance for the VG Companies from October 2015 to April 2018. Prior to joining the VG Companies, Mr. Campagna served as Controller from July 2012 to October 2015 at ICON Aircraft, a light sport aircraft manufacturer, where he helped transition the organization from a research and development centric organization to a full production environment. Before his tenure at ICON, Mr. Campagna held various financial leadership positions at Ericsson from April 2007 to July 2012, and prior to Ericsson was the Corporate Controller at Tandberg Television from June 2006 to April 2007, when it was acquired by Ericsson. Prior to Tandberg Television, Mr. Campagna was the Corporate Controller at GoldPocket Interactive, a media software provider, from May 2000 to June 2006, shortly after it was acquired by Tandberg Television. Mr. Campagna started his career in the audit and assurance services practice at PricewaterhouseCoopers after graduating from California Polytechnic State University, San Luis Obispo with a bachelor’s degree in Business Administration. Mr. Campagna is a certified public accountant (inactive) in the State of California.

Michael Moses. Mr. Moses, 53, has served as the President, Missions and Safety of Galactic Enterprises, LLC (“GE, LLC”), formerly known as Virgin Galactic, LLC, a wholly owned subsidiary of ours focused on the operation of our spaceflight systems, since June 2016, and is responsible for overseeing program development and spaceflight operations, including vehicle processing, flight planning, astronaut training and flight crew operations. Mr. Moses previously served as GE, LLC’s Vice-President of Operations from October 2011 to June 2016. Prior to joining the VG Companies, Mr. Moses served at NASA’s Kennedy Space Center in Florida as the Launch Integration Manager from August 2008 to October 2011, where he led all space shuttle processing activities from landing through launch, including serving as the chair of NASA’s Mission Management Team, where he provided ultimate shuttle launch decision authority. Mr. Moses served as Flight Director at NASA’s Johnson Space Center from April 2005 to August 2008 where he led teams of flight controllers in the planning, training and execution of space shuttle missions. Mr. Moses graduated from Purdue University with a bachelor’s degree in Physics and a master’s degree in Aeronautical and Astronautical Engineering, and earned a master’s degree in Space Sciences from the Florida Institute of Technology. Mr. Moses is a two-time recipient of the NASA Outstanding Leadership Medal.

Michelle Kley. Ms. Kley, 49, has served as our Executive Vice President, General Counsel and Secretary since December 2019. Ms. Kley is responsible for overseeing all legal affairs, including corporate governance, securities law and NYSE compliance, M&A activity and strategic transactions. She also acts as Corporate Secretary and advises the Board of Directors. Prior to joining the Company, from 2016 to 2019, Ms. Kley was the Senior Vice President, Chief Legal and Compliance Officer and Secretary of Maxar Technologies Inc. (“Maxar”), and from 2012 to 2016, she served as Associate General Counsel and Vice President of Legal of Space Systems/Loral, LLC, a subsidiary of Maxar. Prior to joining Maxar, from 2011 to 2012, Ms. Kley was a corporate associate at Morrison & Foerster LLP. From 2010 to 2011, Ms. Kley served as legal counsel for Beazley Group. From 2003 to 2009, Ms. Kley was a corporate associate at Wilson Sonsini Goodrich & Rosati P.C. She is a member of the International Institute of Space Law and serves on the board of directors of its US affiliate, the US Center for Space Law. Ms. Kley graduated from University of California Berkeley Law School (Boalt Hall) with a J.D. degree and from Sonoma State University with a Bachelor of Arts degree in psychology.

Non-Employee Directors

Chamath Palihapitiya. Mr. Palihapitiya, 44, has served as the Chairperson of our Board of Directors since May 2017. Mr. Palihapitiya founded our company and served as its Chief Executive Officer since its inception until the closing of the Virgin Galactic Business Combination in October 2019. Mr. Palihapitiya also served as a director of Slack Technologies Inc. from April 2014 to December 2019. Prior to founding Social Capital in 2011, Mr. Palihapitiya served as Vice President of User Growth at Facebook, and is recognized as having been a major force in its launch and growth. Mr. Palihapitiya was responsible for overseeing Monetization Products and Facebook Platform, both of which were key factors driving the increase in Facebook’s user base worldwide. Prior to working for Facebook, Mr. Palihapitiya was a principal at the Mayfield Fund, one of the United States’ oldest venture firms, before which he headed the instant messaging division at AOL. Mr. Palihapitiya graduated from the University of Waterloo, Canada with a degree in electrical engineering.

We believe Mr. Palihapitiya is well qualified to serve as the Chairperson of our Board of Directors because of his extensive management history and experience in identifying, investing in and building next-generation technologies and companies, and because he is a significant stockholder of ours.

Wanda Austin. Dr. Austin, 66, has served on the Company's Board of Directors since October 2019. Dr. Austin served as Interim President of the University of Southern California from August 2018 to July 2019 and has held an adjunct Research Professor appointment at the University’s Viterbi School’s Department of Industrial and Systems Engineering since 2007. Dr. Austin has been a director of Chevron Corporation and Amgen Inc. since December 2016 and October 2017, respectively. From January 2008 to October 2016, Dr. Austin served as President and Chief Executive Officer of The Aerospace Corporation, an independent nonprofit corporation operating the only federally funded research and development center for the space enterprise and performing technical analyses and assessments for a variety of government, civil and commercial customers. Before becoming President and Chief Executive Officer, Dr. Austin served as Senior Vice President of the corporation’s National Systems Group and Engineering and Technology Group. From 2015 to January 2017, Dr. Austin served on the President’s Council of Advisors on Science and Technology, advising the President of the United States in areas where an understanding of science, technology and innovation was key to forming effective U.S. policy. Dr. Austin is also a co-founder of MakingSpace, Inc., focused on creating inclusive opportunities for collaboration, and served on the U.S. Human Spaceflight Review Committee from 2009 to 2010, the Defense Science Board from 2010 to 2016, the Space Foundation from 2013 to 2015, the California Council on Science and Technology from 2008 to 2013 and the NASA Advisory Council from 2005 to 2007 and 2014 to 2017. Dr. Austin is a fellow of the American Institute of Aeronautics and Astronautics and a member of the International Academy of Astronautics and the National Academy of Engineering. Dr. Austin holds a bachelor’s degree in mathematics from Franklin & Marshall College, master's degrees in systems engineering and mathematics from the University of Pittsburgh and a doctorate in systems engineering from the University of Southern California.

We believe Dr. Austin is well qualified to serve on our Board of Directors because of her extensive financial and operational experience as well as her deep experience in the aerospace industry.

Adam Bain. Mr. Bain, 47, has served on the Company's Board of Directors since September 2017. Mr. Bain is a co-managing partner of 01 Advisors, a venture capital firm targeting high-growth technology companies, since co-founding the firm in January 2018. Since November 2016, Mr. Bain has also been an independent advisor and investor in select growth-stage companies. Previously, Mr. Bain was the Chief Operating Officer of Twitter from September 2015 until November 2016 and President of Global Revenue & Partnerships from 2010 to September 2015, where he was responsible for the business lines at the public company, building one of the fastest revenue ramps of a consumer internet business. Mr. Bain oversaw employees in multiple countries ranging from Product, Business Operations, Business Development, Media Partnerships, Developer Relations, Twitter’s International business and all of the go-to-market Sales teams for the advertising and data businesses. Previously, Mr. Bain was the President of the Fox Audience Network at Newscorp, responsible for monetizing Fox’s digital assets. Mr. Bain started his career running product and engineering teams at Fox Sports and the Los Angeles Times. Mr. Bain earned his Bachelor of Arts in English Journalism from Miami University in Ohio.

Mr. Bain is well qualified to serve on our Board of Directors because of his extensive experience relating to business growth and development within technology and other related industries.

Craig Kreeger. Mr. Kreeger, 61, has served on the Company's Board of Directors since October 2019. Mr. Kreeger recently retired from his role as Chief Executive Officer of Virgin Atlantic after leading the company from February 2013 through December 2018. During his tenure at Virgin Atlantic, Mr. Kreeger was responsible for all airline operations and led the company to rebuild its balance sheet, launch its successful joint venture with Delta Airlines and develop a long-term strategy for expanding the joint venture to include Air France and KLM Royal Dutch Airlines. Prior to his tenure at Virgin Atlantic, Mr. Kreeger spent 27 years at American Airlines, where he held a variety of commercial, operational, financial and strategic roles. Mr. Kreeger spent his last six years at American as part of its leadership team overseeing its International Division and then all of its Customer Service. Mr. Kreeger holds a bachelor’s degree in Economics from the University of California at San Diego and a Master of Business Administration from the University of California at Los Angeles.

We believe Mr. Kreeger is well qualified to serve on our Board of Directors because of his extensive operational, financial and managerial experience and his deep industry knowledge.

Evan Lovell. Mr. Lovell, 51, has served on the Company's Board of Directors since October 2019. Mr. Lovell has been a Partner of Virgin Group Holdings Limited and its affiliates (collectively, the “Virgin Group") since October 2012 and is responsible for managing the Virgin Group’s investment team globally. Mr. Lovell currently serves as a member of the board of directors for a number of Virgin Group portfolio companies, including BMR Energy Ltd., V Cruises US, LLC, Virgin Cruises Intermediate Limited, Virgin Cruises Limited, Vieco 10 Limited, Virgin Hotels, LLC, Virgin Sport Group Limited, Virgin Sport Management USA, Inc. and VO Holdings, Inc. From December 2008 to June 2019, Mr. Lovell was a member of the board of directors of AquaVenture Holdings Limited, and from April 2013 to December 2016 was a member of the board of directors of Virgin America Inc. From September 1997 to October 2007, Mr. Lovell served as an investment professional at TPG Capital, where he also served on the board of a number of TPG portfolio companies. Mr. Lovell holds a bachelor’s degree in Political Science from the University of Vermont.

We believe Mr. Lovell is well qualified to serve on our Board of Directors because of his extensive experience as a seasoned investor and operator.

George Mattson. Mr. Mattson, 54, has served on the Company's Board of Directors since October 2019. Mr. Mattson has served as a director for Delta Air Lines, Inc. since October 2012. In addition, Mr. Mattson is co-founder of NextGen Acquisition Corp., a special purpose acquisition company, and has served as co-chairman and a director since October 2020. Previously, Mr. Mattson served as a Partner and Co-Head of the Global Industrials Group in Investment Banking at Goldman, Sachs & Co. from November 2002 through August 2012. Mr. Mattson joined Goldman Sachs in 1994, and served in a variety of positions before becoming Partner and Co-Head of the Global Industrials Group. Since his retirement from Goldman Sachs, Mr. Mattson has been a private investor involved in acquiring and growing middle market businesses. Mr. Mattson holds a bachelor’s degree in Electrical Engineering from Duke University and a Master of Business Administration from the Wharton School of the University of Pennsylvania.

We believe Mr. Mattson is well qualified to serve on our Board of Directors because of his extensive professional and financial experience and his experience as a public company director.

W. Gilbert (Gil) West. Mr. West, 60, has served Chief Operating Officer of Cruise LLC, GM’s majority-owned autonomous vehicle subsidiary, since January 2021, helping in the company’s progression towards commercialization. Prior to this, Mr.

West served in various leadership positions since he began his career with Delta Air Lines, Inc. (“Delta”) in March 2008 and, most recently, from February 2014 to October 2020, served as its Senior Executive Vice President and Chief Operating Officer, overseeing Delta’s worldwide operations, including 366 airports in 66 countries, 1,300 aircraft, 200 million customers per year, more than 70,000 employees and an annual budget of $16 billion. Prior to joining Delta, Mr. West served as President and Chief Executive Officer of Laidlaw Transit Services, a provider of transportation serves, from 2006 to 2007. Mr. West currently serves on the board of directors of Forward Air Corporation (NASDAQ: FWRD) and Genesis Park Acquisition Corp. (NYSE: GNPK). Mr. West has also been a member of the Brevard College Board of Trustees in North Carolina since October 2017 and previously served on the Board of Directors for the American Cancer Society and member of its Executive Leadership Council. Mr. West holds a Bachelor of Science in Mechanical Engineering from North Carolina State University and a Master of Business Administration from National University.

We believe Mr. West is well qualified to serve on our Board of Directors because of his extensive professional experience in the transportation industry and serving as senior executive of a large public company overseeing its extensive operations.

Delinquent Section 16(a) Reports

Section 16(a) under the Exchange Act, requires our directors, executive officers, principal accounting officer and persons who beneficially own more than 10% percent of our common stock to file with the SEC reports of their ownership and reports of changes in their ownership of our common stock. To our knowledge, based solely upon our review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2020 and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2020 or prior fiscal years other than Jonathan Campagna, Michael Moses and Enrico Palermo each of whom filed a Form 4 late and each reporting one transaction related to the withholding of shares of Company common stock to cover tax withholding obligation upon the monthly vesting of restricted stock units (“RSUs”).

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Conduct is available under the under the Governance section of the Investor Information page of our website at www.virgingalactic.com, or by writing to our Corporate Secretary at our offices at 166 North Roadrunner Parkway, Suite 1C, Las Cruces, New Mexico 88011. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.

Audit Committee

Our audit committee consists of Dr. Austin and Messrs. Kreeger and Mattson,, with Mr. Mattson serving as chair. The Board of Directors has affirmatively determined that each member of the audit committee qualifies as independent under NYSE rules applicable to board members generally and under the NYSE rules and Exchange Act Rule 10A-3 specific to audit committee members. Our Board of Directors has also determined that each member of our audit committee is financial literate under the applicable NYSE rules and each of Dr. Austin and Mr. Mattson qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

Director Compensation

In 2020 we maintained a compensation program that consists of annual cash retainer fees and long-term equity awards for our non-employee directors who are not affiliated with us and/or the Virgin Group and SCH Sponsor Corp. The eligible directors in 2020 were Dr. Austin and Messrs. Ryans, Kreeger and Mattson. The 2020 Director Compensation Program consisted of the components described below.

In addition, on April 30, 2020, as a precautionary measure during this phase of COVID-19 national mobilization and recovery, each of these directors voluntarily agreed to a 20% reduction of his or her non-employee director cash compensation that otherwise would have been earned for the period from May 11, 2020 through June 30, 2020.

Cash Compensation

•	Annual Retainer: $125,000
•	Annual Committee Chair Retainer:
	•	Audit: $40,000
	•	Compensation: $15,000
	•	Nominating and Corporate Governance: $15,000
	•	Safety: $15,000
•	Annual Committee Member (Non-Chair) Retainer:
	•	Audit: $20,000
	•	Compensation: $7,500
	•	Nominating and Corporate Governance: $7,500
	•	Safety: $7,500

The annual cash retainer will be paid in quarterly installments in arrears. Annual cash retainers will be pro-rated for any partial calendar quarter of service.

Equity Compensation

•Initial Grant to each eligible director who is initially elected or appointed to serve on our Board of Directors: A Restricted Stock Unit (the "RSU") award with an aggregate value of $150,000, which will vest as to one-third of the shares subject to the award on each anniversary of the grant date, subject to continued service.

•Annual Grant to each eligible director who is serving on our Board of Directors as of the date of the annual stockholders’ meeting: A Restricted Stock Unit (the "RSU") award with an aggregate value of $125,000, which will vest in full on the earlier of the one-year anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

In addition, each equity award granted to the eligible directors under the Director Compensation Program will vest in full immediately prior to the occurrence of a change in control (as defined in the Virgin Galactic Holdings, Inc. 2019 Incentive
Award Plan (the “2019 Plan”)).

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2019 Plan.

Director Compensation Table for Fiscal Year 2020

The following table contains information concerning the compensation of our non-employee directors in fiscal year 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)(1)	All Other Compensation ($)	Total ($)
Dr. Wanda Austin	$145,286	$124,994	—	$270,280
Craig Kreeger	$142,229	$124,994	—	$267,223
George Mattson	$121,153	$124,994	—	$246,147
Dr. James Ryans	$153,161	$124,994	—	$278,155
___________________

(1) Amounts reflect the full grant-date fair value of stock awards granted during 2020 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 13 in our consolidated financial statements included in this Annual Report. The table below shows the aggregate numbers of RSU awards held as of December 31, 2020 by each director.

Name	Restricted Stock Units Outstanding at Fiscal Year End
Dr. Wanda Austin	24,864
Craig Kreeger	24,864
George Mattson	24,864
Dr. James Ryans	24,864

Compensation Committee Report

The compensation committee has discussed and reviewed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Submitted by the Compensation Committee of the Board of Directors:

Dr. Wanda Austin (Chair)
Adam Bain
George Mattson

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis describes our 2020 compensation program for our named executive officers, who were:

•	Michael Colglazier, our Chief Executive Officer and President,
•	George Whitesides, our former Chief Executive Officer and current Chief Space Officer,
•	Jonathan Campagna, our Chief Financial Officer,
•	Michael Moses, who serves as President, Missions and Safety, of GE, LLC,
•	Michelle Kley, our Executive Vice President, General Counsel and Secretary, and
•	Enrico Palermo, our former President, The Spaceship Company and Chief Operating Officer.

In particular, this discussion and analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, how each element of our executive compensation program is designed to satisfy those objectives, and the policies underlying our 2020 executive compensation program and the compensation awarded to our named executive officers for 2020. The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures.

In July 2020, Michael Colglazier was appointed as our Chief Executive Officer and George Whitesides was appointed as Chief Space Officer. In addition, in December 2020 Mr. Palermo resigned as our President, The Spaceship Company and Chief Operating Officer.

Compensation Highlights

Our executive compensation program consists of fixed and variable pay, including cash and non-cash components. The key elements of our 2020 executive compensation program are as follows:

Compensation Element		Key Features and Objectives
Base Salary	•	Reflects individual skills, experience, and overall responsibilities of the executive's position
	•	Attracts and retains talent by providing a stable and reliable source of income
Cash-Based Incentive Compensation	•	Rewards the achievement of corporate objectives and overall contributions towards achieving those objectives
Equity Based Compensation	•	Incentives our executives to create long-term stockholder value
	•	Aligns our executive's strategic objectives with those of our stockholders’ interests over the long-term
	•	Promotes retention and executive stock ownership

Compensation Program Objectives

The main objectives of the Company’s executive compensation program are to:

•	Motivate, attract and retain highly qualified executives who are committed to the Company’s mission, performance and culture, by paying them competitively.
•	Create a fair, reasonable and balanced compensation program that rewards executives’ performance and contributions to the Company’s short- and long-term business results, while closely aligning the interests of the executives with those of stockholders.
•	Emphasize pay for performance, with a program that aligns financial and operational achievements.

We believe that the Company’s executive compensation program design features accomplish the following:

•	Provide base salaries consistent with each executive’s responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.
•	Ensure a significant portion of each executive’s compensation tied to the future share performance of the Company, thus aligning their interests with those of our stockholders.
•	Utilize an equity compensation and vesting periods for equity awards encourage executives to remain employed and focus on sustained share price appreciation.
•	Utilize a mix between cash and equity compensation designed to encourage strategies and actions that are in the long-term best interests of the Company.

Role of the Compensation Committee, Management and Compensation Consultant

The compensation committee has ultimate responsibility for compensation-related decisions and, in 2020, the compensation committee retained an independent consultant, Mercer, for the months in the 2020 calendar year of January through August. Meridian Compensation Partners, LLC was retained by the compensation committee as an independent consultant for the months of September through December of 2020 to assist the committee in its evaluation of the compensation provided to our executive officers. In addition, the compensation committee's independent consultant generally attends compensation committee meetings and provides information, research and analysis pertaining to executive compensation and governance as requested by the compensation committee.

Other than advising the compensation committee, as described above, neither Mercer nor Meridian Compensation Partners provided any services to the Company in 2020. The compensation committee has considered the independence of both Mercer and Meridian Compensation Partners, consistent with the requirements of the NYSE, and has determined that Mercer and Meridian Compensation Partners is independent. Further, pursuant to SEC rules, the compensation committee conducted a conflicts of interest assessment and determined there is no conflict of interest resulting from retaining Mercer and Meridian Compensation Partners in the year 2020. The Compensation Committee intends to reassess the independence of its advisor at least annually.

Stockholder Say-on-Pay Vote

During 2019, we became a large accelerated filer and exited the “emerging growth company” status as defined in the Jumpstart Our Business Startups Act. As such, our stockholders had their first opportunity to cast an advisory vote to approve our named executive officers’ compensation at the 2019 annual meeting. Approximately 99% of votes cast were voted in favor of our say-on-pay proposal, which we believe affirms our stockholders’ support of our approach to our executive compensation program. In addition, at our 2019 annual meeting our stockholders had their first opportunity to cast an advisory vote on the frequency of our say-on-pay proposals, and the majority of our stockholders approved holding such votes on an annual basis. Our next say-on-pay vote will occur at our 2021 annual meeting of stockholders. The Company intends to consider the outcome of the say-on-pay votes when making compensation decisions regarding our named executive officers.

Elements of Our Executive Compensation Program

The Company’s primary components of compensation for its executive officers have been base salary, incentive cash bonuses and grants of long-term equity-based incentive compensation. In 2020, the Company did not have a pre-established policy or target for the allocation between cash and non-cash incentive compensation or between short-term and long-term compensation, although the Company did attempt to keep total cash compensation within the Company’s fiscal year budget while reinforcing its pay-for-performance philosophy.

Base Salaries

The base salaries of our named executive officers are an important part of their total compensation package, and are intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

On April 30, 2020, as a precautionary measure during this phase of COVID-19 national mobilization and recovery, our executive officers, including our named executive officers, voluntarily agreed to a temporary reduction in their annual base salaries.

The annual base salaries earned for the period from May 11, 2020 through June 30, 2020 for Mr. Whitesides was reduced by 20%, and for Messrs. Campagna, Moses and Palermo, Ms. Kley, and our other executive officers' were reduced by 10%.

Additionally, for the same reason described herein, each member of our Board of Directors who is eligible to receive compensation for services on the Board of Directors and the committees thereof voluntarily agreed to a 20% reduction of his or her non-employee director cash compensation that was earned for the period from May 11, 2020 through June 30, 2020.

The following table sets forth the base salaries for each of our named executive officers that were approved for 2020.

Named Executive Officer	Approved 2020 Base Salary ($)
Michael Colglazier	1,000,000
George Whitesides	450,000
Jonathan Campagna	350,000
Michael Moses	350,000
Michelle Kley	350,000
Enrico Palermo	425,000

Cash-Based Incentive Compensation

Colglazier Signing Bonus

In connection with joining our company, Mr. Colglazier received a one-time cash bonus equal to $1,000,000, one-half of which was paid upon joining the company, and one-half of which will be paid following the first anniversary of his employment commencement date, subject to his continued employment.

2020 Annual Cash Bonuses

Each of our named executive officers participated in 2020 Executive Annual Cash Incentive Program, which was our annual cash bonus program.

Bonuses under the program may be earned based on the achievement of corporate performance objectives and individual performance. The Company's corporate performance objectives included achievement of five pre-established goals with equal weighting of 20% for each goal. The pre-established goals were set in the first quarter of 2020, and related to overall safety performance, commercialization, vehicle test flight readiness, and overall financial and internal program performance at the Company and/or subsidiary (GE, LLC or Galactic Co., LLC (formerly known as TSC, LLC)) levels.

The maximum bonus that may be paid under the program to any executive is 120% of his or her target bonus opportunity for 2020; however, Mr. Colglazier's maximum bonus opportunity is 150% of his target bonus opportunity.

The 2020 target bonus opportunities for the named executive officers are as follows:

Named Executive Officer	Target Bonus Opportunity (% of Base Salary)
Michael Colglazier(1)	100%
George Whitesides	50%
Jonathan Campagna	50%
Michael Moses	50%
Michelle Kley	50%
Enrico Palermo(1)	50%
(1) Bonus opportunity will be pro-rated to reflect partial year served in 2020.

The compensation committee has not yet made determinations regarding bonus payments with respect to 2020, but anticipates that such determinations will be made in the first quarter of 2021. Mr. Palermo remains eligible to receive a 2020 bonus based on achievement of performance objectives set forth above, and which will be pro-rated based on his time employed in 2020.

Milestone-Based Cash Incentive Plan

The VG Companies currently maintain a Cash Incentive Plan adopted in 2017 in which certain of the named executive officers participate. These named executive officers are eligible to receive bonuses under the cash incentive plan upon the VG Companies’ achievement of three specified performance objectives (each such objective a “qualifying milestone”). Payment of bonuses pursuant to the cash incentive plan, if any, is contingent upon the applicable named executive officer’s continued employment through the applicable payment date.

The first qualifying milestone was not achieved under the cash incentive plan. In connection with the Virgin Galactic Business
Combination, the second qualifying milestone was achieved in 2019. In addition, the third qualifying milestone was amended such that the amount payable upon achievement of the third qualifying milestone will be conditioned upon the achievement of a cash flow goal prior to, or as of, the end of calendar year 2027, subject to the executive’s continued employment.

The following table shows the remaining bonus opportunity that may become payable upon achieving the amended third qualifying milestone.

Named Executive Officer	Amended Third Qualifying Milestone Opportunity ($)
George Whitesides.......................................................................................................................................	2,000,000
Jonathan Campagna	78,125
Michael Moses	1,000,000

Mr. Whitesides is also eligible to receive a milestone bonus of a lump sum cash payment equal to $500,000, payable within 30 days following a commercial launch.

Equity Compensation

We maintain the 2019 Incentive Award Plan, under which we may grant cash and equity incentive awards to directors, employees and consultants of our Company and our affiliates, to enable us to attract, retain services of these individuals, which we believe are essential to our long-term success.

Anniversary Awards

In 2019, we approved equity awards to our named executive officers in connection with the Virgin Galactic Business Combination, in the form of stock options and RSUs. RSU awards were granted to the named executive officers in connection with the closing, and stock options were granted to each named executive officer as to 50% of the award in connection with the closing; the remaining 50% of the award was granted on the first anniversary of the closing (the “Anniversary Awards”), subject to continued service through the applicable grant date. In 2020, our compensation committee determined to grant the remaining Anniversary Awards in the form of both a stock option and an RSU award, each equating to 50% of the number of shares subject to such remaining portion of the award; in addition, it was decided to remove the $10 per share vesting condition that previously applied to the RSU awards granted in connection with the closing.

The following table sets forth the Anniversary Awards that were granted in 2020 (but does not include any other awards granted in 2020).

Named Executive Officer	Anniversary Awards (Restricted Stock Units) Granted in 2020	Anniversary Awards (Stock Options) Granted in 2020
George Whitesides(1)	320,840	320,840
Jonathan Campagna(2)	152,781	152,781
Michael Moses(2)	229,171	229,172
Enrico Palermo(2)	229,171	229,172
_____________
(1)Mr. Whitesides’ Anniversary Awards were granted in July 2020 in connection with his transition to Chief Space Officer.
(2)The other eligible executives’ for the Anniversary Awards were granted in October 2020.

The Anniversary awards that were granted will vest and become exercisable over a four year period. Stock options and RSU awards granted in connection with the closing will vest (and become exercisable, as applicable) as to 25% of the shares subject to each award on the first anniversary of the closing and as to the remaining 75% in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date. Anniversary Awards granted to Messrs. Campagna, Moses and Palermo will vest (and become exercisable, as applicable) along the same schedule, except the vesting dates will be keyed off of the grant date (rather than the date of the closing). Mr. Whiteside’s stock option is scheduled to vest in equal monthly installments over a two-year period following the July 2020 grant date, and his RSU award is scheduled to vest in equal quarterly installments over the same period, in each case subject to continued service.

Colglazier Awards

In connection with joining our company, we granted to Mr. Colglazier a stock option to purchase 500,000 shares, a restricted stock unit award covering 70,000 shares (the “Signing RSU Award”) and a second RSU award covering 500,000 shares (the “Additional RSU Award”).

Mr. Colglazier’s stock option is scheduled to vest and become exercisable in substantially equal monthly installments over the 60 months following his employment commencement date. Half of the Signing RSU Award was vested as of Mr. Colglazier’s employment start date and half is scheduled to vest on the one year anniversary of such date. The Additional RSU Award is scheduled to vest as to 25% of the RSUs subject to the award on the one year anniversary of his employment commencement date and as to the remaining 75% in substantially equal quarterly installments over the following 12 quarters. The vesting of each of Mr. Colglazier’s awards subject to his continued service.

Palermo Awards

In connection with his appointment as Chief Operating Officer, in January 2020 we granted to Mr. Palermo a stock option to purchase an aggregate of 145,828 shares and an RSU award covering 55,000 shares. These awards were scheduled to vest as to 25% of the shares subject to the award on the one year anniversary of the his appointment and as to the remaining 75% in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date. Mr. Palermo forfeited the unvested portions of these awards when he resigned in December 2020.

Other Elements of Compensation

Retirement Plans

In 2020, the named executive officers participated in a 401(k) retirement savings plan. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2020, contributions made by participants in the 401(k) plan were matched up to a specified percentage of the employee contributions on behalf of the named executive officers. These matching contributions are fully vested as of the date on which the contribution is made.

Employee Benefits and Perquisites

Health/Welfare Plans. In 2020, the named executive officers had the opportunity to participate in health and welfare plans, including but not limited to the following:

•	medical, dental and vision benefits;
•	medical and dependent care flexible spending accounts;
•	short-term and long-term disability insurance;
•	life insurance; and
•	vacation and paid holidays.

Perquisites. In 2020, Mr. Palermo received a $3,692 car allowance and an executive annual physical with an additional benefit of $3,976.

Mr. Colglazier received $15,000 in connection with the negotiation of his employment agreement and, subject to availability, he will be entitled to join a spaceflight in connection with the performance of his duties (on a tax grossed-up basis to him) and may invite three guests to join a spaceflight.

Mr. Whitesides received $11,201 for legal fees incurred in connection with the negotiation of the amended employment agreement. In addition, each of Mr. Whitesides and his wife is entitled to a company paid space flight.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to the named executive officers.

Severance and Change in Control-Based Compensation

We have entered into employment agreements with each of our named executive officers that provides for severance upon a termination of employment without cause or for good reason. We believe that job security and terminations of employment, both within and outside of the change of control context, are causes of significant concern and uncertainty for our executive officers and that providing protections to our executive officers in these contexts is therefore appropriate in order to alleviate these concerns and allow the executives to remain focused on their duties and responsibilities to our Company in all situations. These are described and quantified below under “Potential Payments Upon Termination or Change in Control.”

Tax and Accounting Considerations

As a general matter, our Board of Directors and the compensation committee review and consider the various tax and accounting implications of compensation programs we utilize.

Code Section 409A

Section 409A of the Code, or Section 409A, requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Code Section 280G

Section 280G of the Code, or Section 280G, disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change of control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change of control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options, restricted stock and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers, our Board of Directors or compensation committee considers all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G. However, the Board of Directors or compensation committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options and RSUs under our equity incentive award plan are accounted for under ASC Topic 718. Our Board of Directors or compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plan and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2020, 2019 and 2018.

Name and Principal Positions	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(7)	Total ($)
Michael Colglazier	2020	442,308	500,000	(3)	13,098,600	7,190,000	—	22,637	21,253,545
Chief Executive Officer(2)
George Whitesides	2020	454,500	—		9,581,221	4,838,267	—	29,729	14,903,717
Former Chief Executive Officer, Current Chief Space Officer	2019	346,346	1,536,863		1,384,605	4,988,505	48,383	19,051	8,323,753
	2018	350,673	93,850		—	—	—	18,685	463,208
Jonathan Campagna	2020	358,481	—		3,975,810	1,891,429	—	18,403	6,244,123
Chief Financial Officer	2019	245,019	468,115		659,337	2,375,476	25,026	18,992	3,791,965
Michael Moses	2020	358,615	—		5,963,711	2,837,149	—	18,504	9,177,979
President, Space Missions and Safety, GE, LLC	2019	308,899	1,039,237		989,009	3,563,216	35,145	65,566	6,001,072
	2018	300,986	68,850		—	—	—	18,696	388,532
Michelle Kley	2020	358,481	—		—	—	—	17,892	376,373
Executive Vice President, General Counsel and Secretary			—		—		—	—	—
Enrico Palermo(6)	2020	501,050	—		6,717,211	4,213,766	—	24,968	11,456,995
Former Chief Operating Officer	2019	312,625	774,237		989,009	3,563,213	35,549	20,391	5,695,024
	2018	297,684	68,850		—	—	—	16,702	383,236

(1) Salaries for each named executive officer other than Mr. Colglazier, who joined July 2020, reflect voluntary reductions to the base salaries paid May through June 2020.

(2) In July 2020, Mr. Colglazier become our Chief Executive Officer and Mr. Whitesides transitioned to become our Chief Space Officer.

(3)With respect to 2020, the amount for Mr. Colglazier represents one half of his signing bonus.

(4) The amounts shown in this column represent the grant date fair value RSUs and stock options awarded to the named executive officers in the applicable year, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of forfeitures as required by SEC regulations. We provide information regarding the assumptions used to calculate the value of all option and RSU awards made to executives in Note 13 to our financial statements included in our Form 10-K. In addition, with respect to 2020, the amounts include the incremental fair value associated with the modification of December 2019 RSU's granted to Messrs. Whitesides, Campagna, Moses and Palermo (to remove a stock price goal as a vesting condition).

(5) For 2020, The Compensation Committee has not yet made determinations regarding bonus payments with respect to 2020, but anticipates that such determinations will be made in the first quarter of 2021.

(6) Mr. Palermo departed from our company on December 4, 2020. Mr. Palermo's 2020 Salary includes his unused accrued vacation, paid out at the time of termination in December 2020.

(7) For 2020, amounts in this column include the amounts set forth in the table below:

Named Executive Officer	401(k) Plan Contribution ($)(a)	AD&D Premium ($)	Group Term Life Premium ($)	Car Allowance ($)	Legal Fee Reimbursement ($)	Annual Physical ($)
Michael Colglazier	6,923	126	588	—	15,000	—
George Whitesides	17,100	252	1,176	—	11,201	—
Jonathan Campagna	17,100	147	1,156	—	—	—
Michael Moses	17,100	248	1,156	—	—	—
Michelle Kley	16,478	258	1,156	—	—	—
Enrico Palermo	15,881	252	1,176	3,692	—	3,976

(a) Amounts include safe harbor and employer matching contributions made in 2020.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2020

		Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of	All Other Stock Awards Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum (#)(2)	Stock (#)	Options (#)	($)/Sh)	($)(3)
Michael Colglazier	July 20, 2020	—	—	—	500,000	—	—	11,490,000
	July 20, 2020	—	—	—	70,000	—	—	1,608,600
	July 20, 2020	—	—	—	—	500,000	22.98	7,190,000
	First Qtr. 2020	226,027	452,054	678,081	—	—	—	—
George Whitesides	March 10, 2020	—	—	—	—	—	—	2,208,318(4)
	July 20, 2020	—	—	—	320,840	—	—	7,372,903
	July 20, 2020	—	—	—	—	320,840	22.98	4,838,267
	First Qtr. 2020	225,000	225,000	270,000	—	—	—	—
Jonathan Campagna	March 10, 2020	—	—	—		—	—	1,051,582(4)
	October 25, 2020	—	—	—	152,781	—	—	2,924,228
	October 25, 2020	—	—	—	—	152,781	19.14	1,891,429
	First Qtr. 2020	175,000	175,000	210,000	—	—	—	—
Michael Moses	March 10, 2020	—	—	—		—	—	1,577,378(4)
	October 25, 2020	—	—	—	229,171	—	—	4,386,333
	October 25, 2020	—	—	—	—	229,172	19.14	2,837,149
	First Qtr. 2020	175,000	175,000	210,000	—	—	—	—
Michelle Kley	First Qtr. 2020	175,000	175,000	210,000	—	—	—	—
Enrico Palermo	January 13, 2020	—	—	—	—	145,828	13.70	1,376,616
	January 13, 2020	—	—	—	55,000	—	—	753,500
	March 10, 2020	—	—	—	—	—	—	1,577,378(4)
	October 25, 2020	—	—	—	—	229,172	19.14	2,837,149
	October 25, 2020	—	—	—	229,171	—	—	4,386,333
	First Qtr. 2020	212,500	212,500	255,000	—	—	—	—

(1) The amounts in this column represent the value of the portion of the annual bonus that each named executive officer was eligible to earn in 2020 based on achievement of designated Company performance objectives. For further discussion of the 2020 annual bonuses see “Compensation Discussion and Analysis—Cash-Based Incentive Compensation — 2020 Executive Annual Cash Incentive Program.”

(2)The amounts in this column represent the value of the maximum target bonus opportunity that each named executive officer was eligible to earn in 2020 based on the achievements of designated Company performance objectives and individual performance. For further discussion of the 2020 annual bonuses see "Compensation Discussion and Analysis - Cash-Based Incentive Compensation - 2020 Executive Annual Cash Incentive Program.

(3) The amounts in the table reflect the full grant date fair value of time-vesting option and RSU awards computed in accordance with the requirements of ASC Topic 718, but excluding any impact of forfeitures as required by SEC regulations. We provide information regarding the assumptions used to calculate the value of all option and RSU awards made to executives in Note 13 in our consolidated financial statements included elsewhere in our Form 10-K.

(4) The amounts reflect the incremental fair value associated with the modification of December 2019 RSU's granted to Messrs. Whitesides, Campagna, Moses and Palermo (to remove a stock price goal as a vesting condition).

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a description of the employment agreements we have entered into with our named executive officers.

General Description of Employment Agreements

Each agreement will continue until terminated in accordance with its terms, and provides for an annual base salary, target annual bonus and eligibility to participate in customary health, welfare and fringe benefit plans, provided by the Company to its executive officers.

Pursuant to the employment agreements, each of Messrs. Whitesides, Campagna, Moses and Palermo were entitled, in connection with the Virgin Galactic Business Combination, to receive stock options to purchase shares of the Company’s common stock and an RSU award covering shares of the Company’s common stock. The RSUs were granted in connection with the closing of the Virgin Galactic Business Combination, and were effective as of the date of the filing of the Form S-8 for the 2019 Plan. Half of the stock options were granted to the executives at the closing and half were expected to be granted on the first anniversary of the closing; however, as described above, the second half was granted in the form of both stock options and RSU awards.

Awards granted in connection with the closing will vest as to 25% of the shares subject to the award on the one year anniversary of the closing and as to the remaining 75% in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date. Awards granted on the first anniversary of the closing will vest along the same schedule, except the vesting dates will be keyed off of the grant date (rather than the closing). However, as described above, Mr. Whiteside’s stock option is scheduled to vest in equal monthly installments over a two-year period following the July 2020 grant date, and his RSU award is scheduled to vest in equal quarterly installments over the same period, in each case subject to continued service.

The employment agreements also contain customary confidentiality and non-solicitation provisions, and also includes a “best pay” provision under Section 280G of the Code, pursuant to which any “parachute payments” that become payable to the executive will either be paid in full or reduced, so that such payments are not subject to the excise tax under Section 4999 of the Code, whichever results in the better after-tax treatment to the executive.

Michael Colglazier Employment Agreement

In July 2020 we entered into an employment agreement with Mr. Colglazier. Mr. Colglazier’s service pursuant to the employment agreement will continue for a period of five years, unless earlier terminated in accordance with its terms. Pursuant to his employment agreement, Mr. Colglazier serves as the Chief Executive Officer and President of the Company and reports directly to the Company’s Board of Directors. During the employment period, the Company is obligated to cause Mr. Colglazier to be nominated to stand for election to the Board of Directors, unless an event constituting “cause” has occurred and not been cured or Mr. Colglazier has issued a termination notice.

Under the employment agreement, Mr. Colglazier is entitled to receive an initial annual base salary of $1,000,000, subject to annual review by the Board of Directors or a subcommittee thereof and to increase in its discretion, and is eligible to receive an annual performance bonus targeted at 100% of his then-current annual base salary, ranging from a minimum threshold of 50% to a maximum threshold of 150% based on performance objectives are achieved (respectively). The actual amount of any annual bonus will be determined by reference to the attainment of applicable Company and/or individual performance objectives, as determined by the Board of Directors or a subcommittee thereof.

Mr. Colglazier also received a one-time cash bonus equal to $1,000,000, one-half paid following his employment start date and one-half to be paid following the first anniversary of his employment start date, subject to his continued employment. In addition, Mr. Colglazier (i) was entitled to receive reimbursement of (or Company-paid) legal fees of $15,000 in connection with the negotiation of his employment agreement and (ii) subject to availability, will be entitled to join a spaceflight in connection with the performance of his duties (on a tax grossed-up basis to him) and may invite three guests to join a spaceflight.

In connection with joining our company, we granted to Mr. Colglazier a stock option to purchase 500,000 shares, an RSU award covering 70,000 shares (the “Signing RSU Award”) and a second RSU award covering 500,000 shares (the “Additional RSU Award”).

Mr. Colglazier’s stock option is scheduled to vest and become exercisable in substantially equal monthly installments over the 60 months following his employment commencement date. Half of the Signing RSU Award was vested as of Mr. Colglazier’s employment start date and half is scheduled to vest on the one year anniversary of such date. The Additional RSU Award is scheduled to vest as to 25% of the RSUs subject to the award on the one year anniversary of his employment commencement date and as to the remaining 75% in substantially equal quarterly installments over the following 12 quarters. The vesting of each of Mr. Colglazier’s awards subject to his continued service.

George Whitesides Amended and Restated Employment Agreement

On July 20, 2020, Mr. Whitesides transitioned from the role of our Chief Executive Officer to become our Chief Space Officer. In connection with his appointment as our Chief Space Officer, Mr. Whitesides and the Company entered into an amended and restated employment agreement, which supersedes and replaces his prior employment agreement.

Under the amended employment agreement, Mr. Whitesides is entitled to receive an initial annual base salary of $450,000, subject to increase at the discretion of the Company’s Board of Directors or a subcommittee thereof and is eligible to receive an annual performance bonus targeted at 50% of Mr. Whitesides’ then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable Company and/or individual performance objectives, as determined by the Company’s Board of Directors or a subcommittee thereof. Mr. Whitesides also is eligible to earn a one-time cash bonus equal to $500,000, payable within 30 days following a commercial launch, subject to his employment through the payment date. In addition, Mr. Whitesides is entitled to join a spaceflight in connection with the performance of his duties, and his wife is entitled to join a spaceflight.

Jonathan Campagna Employment Agreement

On October 25, 2019, we entered into an employment agreement with Mr. Campagna. Pursuant to his employment agreement, Mr. Campagna serves as the Chief Financial Officer of the Company and reports directly to our Chief Executive Officer. Mr. Campagna’s service pursuant to the employment agreement will continue until terminated in accordance with its terms. Under the employment agreement, Mr. Campagna is entitled to receive an initial annual base salary of $350,000, subject to increase at the discretion of the Company’s Board of Directors or a subcommittee thereof and is eligible to receive an annual performance bonus targeted at 50% of Mr. Campagna’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable Company and/or individual performance objectives, as determined by the Company’s Board of Directors or a subcommittee thereof.

Michael Moses Employment Agreement

On October 25, 2019, we entered into an employment agreement with Mr. Moses. Pursuant to his employment agreement, Mr. Moses serves as the President, Missions and Safety, of GE, LLC and reports directly to our Chief Executive Officer. Under the employment agreement, Mr. Moses is entitled to receive an initial annual base salary of $350,000, subject to increase at the discretion of the Company’s Board of Directors or a subcommittee thereof and is eligible to receive an annual performance bonus targeted at 50% of Mr. Moses then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable Company and/or individual performance objectives, as determined by the Company’s Board of Directors or a subcommittee thereof.

Enrico Palermo Employment Agreement

Prior to his departure in December 2020, we were party to an employment agreement with Mr. Palermo, which was amended January 13, 2020. Pursuant to his amended employment agreement, Mr. Palermo served as the Chief Operating Officer of Virgin Galactic Holdings, Inc. and President of Galactic Co., LLC and reported directly to our Chief Executive Officer. Under his amended employment agreement, Mr. Palermo was entitled to receive an initial annual base salary of $425,000, subject to increase at the discretion of the Company’s Board of Directors or a subcommittee thereof and was eligible to receive an annual performance bonus targeted at 50% of Mr. Palermo’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable Company and/or individual performance objectives, as determined by the Company’s Board of Directors or a subcommittee thereof. Mr. Palermo also was entitled to an annual vehicle allowance of $3,600. In addition, Mr. Palermo was entitled to receive a $60,000 bonus in connection with certain events related to entering into his amended employment agreement.

Pursuant to his amended employment agreement Mr. Palermo received, in connection with his appointment as Chief Operating Officer, an additional award of stock options to purchase an aggregate of 291,656 shares of the Company’s common stock (the “Palermo Options”) and an RSU award covering 55,000 shares of the Company’s common stock (the “Palermo RSUs” and, together with the Palermo Option, the “Palermo Equity Awards”). The Palermo RSUs and half of the Palermo Options were granted on January 13, 2020; the other half of the Palermo Options were to be granted on January 13, 2021, subject to Mr. Palermo’s continued employment through the applicable grant date. The Palermo Equity Awards granted on January 13, 2020 will vest as to 25% of the shares subject to the award on the one year anniversary of the grant date and as to the remaining 75% in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date. Palermo Equity Awards eligible to be granted on January 13, 2021 included a similar four-year vesting schedule from and after the grant date.

Michelle Kley Employment Agreement

On December 2, 2019, we entered into an employment agreement with Ms. Kley. Pursuant to her employment agreement, Ms. Kley serves as the Executive Vice President, General Counsel and Secretary and reports directly to our Chief Executive Officer. Under the employment agreement, Ms. Kley is entitled to receive an initial annual base salary of $350,000, subject to increase at the discretion of the Company’s Board of Directors or a subcommittee thereof and is eligible to receive an annual performance bonus targeted at 50% of Ms. Kley’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable Company and/or individual performance objectives, as determined by the Company’s Board of Directors or a subcommittee thereof.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2020.

	Option Awards					Stock Awards
Name	Numbers of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Michael Colglazier	41,666	458,334(2)	22.98	7/20/30
						35,000(3)	830,550
	—	—	—	—		500,000(4)	11,865,000
George Whitesides	187,157	454,524(5)	11.79	10/25/29
						138,014(6)	3,275,072
	66,841	253,999(7)	22.98	7/20/30
						280,735(8)	6,661,842
Jonathan Campagna	89,122	216,440(5)	11.79	10/25/29
						65,721(6)	1,559,559
	—	152,781(9)	19.14	10/25/30
						152,781(10)	3,625,493
Michael Moses	133,683	324,660(5)	11.79	10/25/29
						98,582(6)	2,339,351
	—	229,172(9)	19.14	10/25/30	—
						229,171(10)	5,438,228
Michelle Kley	75,000	225,000(11)	7.46	12/02/29	—	—	—
	—	—	—	—	—	—	—
Enrico Palermo	124,134	—	11.79	10/25/29		—	—

________________
(1) The market value of shares of our common stock that have not vested is calculated based on the closing trading price of our common stock ($23.73) as reported on the NYSE on December 31, 2020.

(2) This stock option vests and becomes exercisable in substantially equal monthly installments over the 60-month period following Mr. Colglazier’s employment commencement date, July 20, 2020, subject to continued service through the applicable vesting date.

(3) This RSU award vests in full on July 20, 2021, subject to continued service through the applicable vesting date.

(4) This RSU award vests as to 25% of the restricted stock units on July 20, 2021 and in substantially equal quarterly installments over the following 12 quarters, subject to continued service through the applicable vesting date.

(5) This stock option has vested as to 25% of the shares underlying the option on October 25, 2020, and the remaining 75% of the underlying shares will vest in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date.

(6) This RSU award vested as to 25% of the restricted stock units on October 25, 2020, and as to the remaining 75% of the underlying shares in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date.

(7) This stock option vests and becomes exercisable in 24 substantially equal installments on each of the 24 monthly anniversaries, following the grant date, subject to continued service through the applicable vesting date.

(8) This RSU award vests in substantially equal quarterly installments over the two-year period following the grant date, subject to continued service through the applicable vesting date.

(9) This stock option will vest and become exercisable with respect to 25% of the shares underlying the option on October 25, 2021, and as to the remaining 75% of the underlying shares will vest in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date.

(10) This RSU award vested as to 25% of the restricted stock units on October 25, 2021, and as to the remaining 75% of the underlying shares in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date.

(11) This stock option will vest and become exercisable with respect to 25% of the shares underlying the option on the first anniversary of the grant date, December 31, 2019 and as to the remaining 75% of the underlying shares, in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date.

2020 OPTION EXERCISES AND STOCK VESTED

The following table shows the number of shares of common stock acquired by each Named Executive Officer during 2020 upon the exercise of stock options and the vesting of RSUs during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Michael Colglazier	—	—	35,000	$804,300
George Whitesides	—	—	56,830	$1,147,278
Jonathan Campagna	—	—	27,062	$546,324
Michael Moses	—	—	40,593	$819,485
Michelle Kley	—	—	—	$—
Enrico Palermo	—	—	37,693	$744,520
(1) Represents the amounts realized based on the fair market value of our stock on the exercise or vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In accordance with SEC rules, the following table summarizes the payments that would be made to certain of our named executive officers upon the occurrence of certain qualifying terminations of employment, assuming such named executive officer’s termination of employment with the Company occurred on December 31, 2020 and, where relevant, that a change of control of the Company occurred on December 31, 2020. Amounts shown in the table below do not include (1) accrued but unpaid salary and (2) other benefits earned or accrued by the named executive officers during his employment that are available to all salaried employees, such as accrued vacation).

We have entered into certain agreements with each of our named executive officers that provide our named executive officers with severance protections. The employment agreements provide that the named executive officers will be eligible for severance benefits in certain circumstances following a termination of employment without cause or with good reason, whether or not in connection with a change in control.

Under his employment agreement, if Mr. Colglazier experiences a “qualifying termination” of employment, then, in addition to any accrued amounts, he will be entitled to receive the following severance payments and benefits:

•A cash severance amount equal to the sum of (i) his annual base salary then in effect and (ii) his target annual bonus, multiplied by (A) 1.0 if the termination date occurs after the second anniversary of the employment start date or (B) 2.0 if the termination date occurs on or before the second anniversary of the employment start date. The multiplier also will equal 2.0 if the termination date occurs during the 24-month period following a “change in control” (as defined in the 2019 Plan) of the Company.
•Pro-rated annual bonus for the year of termination.
•Company-subsidized healthcare coverage for 12 - 18 months after the termination date.
•Accelerated vesting of any then-outstanding Company equity awards that vest based solely on the passage of time. The accelerated vesting will cover the number of shares or RSUs that would have vested during the 12-month period following the termination date (or, if the termination occurs on or before the second anniversary of the employment start date, the 24-month period). However, if the termination occurs during the 24-month period following a change in control, then such equity awards will vest in full.
•Continued opportunity to receive the spaceflight described above (but not if his employment terminates due to his death or disability).

A “qualifying termination” includes a termination of Mr. Colglazier’s employment (i) by the Company without “cause”, (ii) by Mr. Colglazier for “good reason” (as defined in the employment agreement), (iii) due to Mr. Colglazier’s death or disability or (iv) by reason of the Company’s non-renewal of the employment agreement at the end of its term.

Under the employment agreements for Messrs. Campagna and Moses, and Ms. Kley, if the executive’s employment is terminated by the Company without “cause,” or by the executive for “good reason” (each, as defined in the employment agreement, and referred to herein as a qualifying termination) then the executive will be entitled to receive the following severance payments and benefits:

•	an amount equal to 0.5 times the sum of (a) the executive’s annual base salary then in effect and (b) his target annual bonus amount; and
•	continued healthcare coverage for 6 months after the termination date.

However, if either such termination of employment occurs on or within 24 months following a “change in control” (as defined in the 2019 Plan), then the executive instead will be entitled to receive the following severance payments and benefits:

•	an amount equal to 1.0 times the sum of (a) the executive’s annual base salary then in effect and (b) his target annual bonus amount;
•	continued healthcare coverage for 12 months after the termination date; and
•	full accelerated vesting of all outstanding and unvested time-based vesting equity awards.

Under his employment agreement as in effect on December 31, 2020, if Mr. Whitesides experiences a “qualifying termination” of employment, then, in addition to any accrued amounts, he will be entitled to receive the following severance payments and benefits:

•	A cash severance amount equal to 1.0 times the sum of (i) his annual base salary then in effect and (ii) his target annual bonus. The multiplier will equal 1.5 if the termination date occurs during the 24-month period following a "change in control" (as defined in the 2019 Plan) of the Company.
•	Company subsidized healthcare coverage for 12 - 18 months after the termination date.
•	Accelerated vesting of any then outstanding Company equity awards that vest based solely on the passage of time.
•	Continued opportunity to receive the commercial flight bonus and the spaceflight described above.

A “qualifying termination” includes a termination of Mr. Whitesides’ employment (i) by the Company without “cause” (as defined in the amended employment agreement), (ii) by Mr. Whitesides for “good reason” (as defined in the amended employment agreement) or (iii) by Mr. Whitesides for any reason after November 1, 2020.

The severance payments and benefits described above are subject to the executive’s execution and non-revocation of a general release of claims in favor of the Company and continued compliance with customary confidentiality and non-solicitation requirements, then, in addition to any accrued amounts. Mr. Palermo departed from our Company in December
2020 and did not receive any severance payments or benefits; however, he remains eligible to receive a pro-rata bonus under our 2020 annual bonus program.

Name	Benefit	Qualifying Termination ($)	Change in Control with Qualifying Termination ($)
Michael Colglazier	Cash Payment	4,452,054	4,452,054
	Vesting of Equity Awards	6,575,520	19,885,550
	Value of Benefits	45,134	45,134
	Total(1)	11,072,708	24,382,738
George Whitesides	Cash Payment	675,000	1,012,500
	Vesting of Equity Awards	18,894,774	18,894,774
	Value of Benefits	30,090	45,134
	Total(2)	19,599,864	19,952,408
Jonathan Campagna	Cash Payment	262,500	525,000
	Vesting of Equity Awards	—	9,450,698
	Value of Benefits	14,998	29,996
	Total	277,498	10,005,694
Michael Moses	Cash Payment	262,500	525,000
	Vesting of Equity Awards	—	14,176,053
	Value of Benefits	15,045	30,090
	Total	277,545	14,731,143
Michelle Kley	Cash Payment	262,500	525,000
	Vesting of Equity Awards	—	1,476,000
	Value of Benefits	4,956	9,911
	Total	267,456	2,010,911
(1) Mr. Colgazier's total does not include the value of the commercial flight bonus and the spaceflight.
(2) Mr. Whitesides' total does not include the milestone payment or the value of the spaceflight.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship of the annual total compensation of our median compensated employee to the annual total compensation of Michael Colglazier, our CEO. We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with the requirements of Item 402(u) of Regulation S-K.

For 2020, our last completed fiscal year:

•	the annual total compensation of the employee who represents our median compensated employee (other than our CEO) was $235,574; and
•	the annual total compensation of our CEO, as reported in the Summary Compensation Table included above, was $21,253,545.

Based on this information, for 2020, our CEO’s annual total compensation was approximately 90 times that of the median of the annual total compensation of all of our employees (other than the CEO).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2020, the members of our compensation committee were Dr. Austin and Messrs. Bain and Mattson, none of whom was during fiscal year 2020 an officer or employee of the Company or was formerly an officer of the Company. Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on the compensation committee during 2020 are described in “Certain Transactions with Related Persons.”

During 2020, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2020. The only plan pursuant to which the Company may currently make additional equity grants is the 2019 Plan.

Plan category	Numbers of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	11,556,829(2)	$ 13.59(3)	11,307,108
Equity compensation plans not approved by stockholders	—	—	—
Total	11,556,829	$ 13.59	11,307,108

(1) Consists of the 2019 Plan.
(2) Amount includes 6,796,045 stock options and 4,760,784 RSUs.
(3) As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2019 Plan was $13.61. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

Security Ownership of Certain Beneficial Owners And Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 22, 2021 for

•each person who is known to be the beneficial owner of more than 5% of shares of our outstanding common stock;
•each of our current named executive officers and directors; and
•all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The beneficial ownership of our voting securities is based on 236,944,263 shares of our common stock issued and outstanding as of February 22, 2021. Each share of our common stock is entitled to one vote on any matter presented to stockholders. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Shares Beneficially Owned
	Shares	% of Ownership
Name of Beneficial Owner(1)
Holders of More Than 5%
Virgin Investments Limited(2)	62,403,260	26.3%
SCH Sponsor Corp(3)	23,750,000	9.7%

Directors and Named Executive Officers
Adam Bain(4)	1,200,000	*
Chamath Palihapitiya(3)(5)	37,950,000	15.5%
Craig Kreeger(6)	18,482	*
Enrico Palermo(13)	410,861	*
Evan Lovell	—	*
George Mattson(7)	8,482	*
George Whitesides(14)	417,058
W. Gilbert West	—	*
Jonathan Campagna(8)	76,330	*
Michael Colglazier(9)	92,647	*
Michael Moses(10)	211,621	*
Michelle Kley(11)	103,810	*
Wanda Austin(12)	8,482	*

All Directors and Executive Officers as a Group
Group (11 individuals)(15)	39,669,854	16.2%

*    Less than one percent

(1) Unless otherwise noted, the business address of each of those listed in the table above is 166 North Roadrunner Parkway, Suite 1C, Las Cruces, NM 88011

(2) VIL is a company limited by shares under the laws of the British Virgin Islands. VIL is wholly owned by Virgin Group Investments LLC, whose sole managing member is Corvina Holdings Limited, which is wholly owned by Virgin Group Holdings. Virgin Group Holdings is owned by Sir Richard Branson, and he has the ability to appoint and remove the management of Virgin Group Holdings and, as such, may indirectly control the decisions of Virgin Group Holdings regarding the voting and disposition of securities held by Virgin Group Holdings. Therefore, Sir Richard Branson may be deemed to have indirect beneficial ownership of the shares held by Virgin Group Holdings. The address of VIL, Virgin Group Holdings Limited, and Corvina Holdings Limited is Craigmuir Chambers, Road Town, Tortola, VG1110, British Virgin Islands. The address of Sir Richard Branson is Branson Villa (Necker Beach Estate), Necker Island, VG 1150, British Virgin Islands

(3) Includes 15,750,000 shares of our common stock directly held by the Sponsor and 8,000,000 shares issuable upon the exercise of warrants issued to the Sponsor in a private placement concurrent with our initial public offering. Chamath Palihapitiya may be deemed to beneficially own securities held by the Sponsor by virtue of his shared control over the Sponsor. The address of the Sponsor is 317 University Avenue, Suite 200, Palo Alto, California 94301.

(4) Mr. Bain has pledged, hypothecated or granted security interests in all of the shares of our common stock held by him pursuant to a margin loan agreement with customary default provisions. In the event of a default under the margin loan agreement, the secured parties may foreclose upon any and all shares of common stock pledged to them and may seek recourse against the borrower.

(5) Mr. Palihapitiya has pledged, hypothecated or granted security interests in all of the shares of our common stock held by him (but not those shares held by the Sponsor) pursuant to a margin loan agreement with customary default provisions. In the event of a default under the margin loan agreement, the secured parties may foreclose upon any and all shares of common stock pledged to them and may seek recourse against the borrower.

(6) Includes 18,482 shares of common stock held directly by Craig Kreeger.

(7) Includes 8,482 shares of common stock held directly by George Mattson.

(8) Includes up to 18,354 shares of common stock held directly by Jonathan Campagna. Includes up to 54,110 shares of common stock that can be acquired upon the exercise of options that will be vested within 60 days of February 22, 2021. Includes 3,866 shares of common stock that will be issued upon vesting of RSUs within 60 days of February 22, 2021.

(9) Includes 17,647 shares of common stock held directly by Michael Colglazier. Includes up to 75,000 shares of common stock that can be acquired upon the exercise of options that will be vested within 60 days of February 22, 2021.

(10) Includes up to 43,492 shares of common stock held directly by Michael Moses. Includes up to 162,330 shares of common stock that can be acquired upon the exercise of options that will be vested within 60 days of February 22, 2021. Includes 5,799 shares of common stock that will be issued upon vesting of RSUs within 60 days of February 22, 2021.

(11) Includes 3,810 shares of common stock held directly by Michelle Kley. Includes up to 100,000 shares of common stock that can be acquired upon the exercise of options that will be vested within 60 days of February 22, 2021.

(12) Includes 8,482 shares of common stock held directly by Wanda Austin.

(13) Includes 410,861 shares of common stock held directly by Enrico Palermo.

(14) Includes 301,994 shares of common stock held directly by George Whitesides. Includes up to 66,841 shares of common stock that can be acquired upon the exercise of options that will be vested within 60 days of February 22, 2021. Includes 48,223 shares of common stock that will be issued upon vesting of RSUs within 60 days of February 22, 2021

(15) Includes 8,391,440 options vested as of, or vesting within, 60 days of February 22, 2021 and 9,665 RSUs vesting within 60 days of February 22, 2021.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Policies and Procedures for Related Party Transactions

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained on terms no less favorable than in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction.

Stockholders’ Agreement

In connection with the closing of the Virgin Galactic Business Combination, we entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with Vieco USA, Inc. (“Vieco US”), the Sponsor and Mr. Palihapitiya. In March 2020, Vieco US distributed its shares of our common stock to Vieco 10 and, in connection with such distribution, Vieco 10 executed a joinder to the Stockholders’ Agreement and to the Registration Rights Agreement described below. On July 30, 2020, Vieco 10 subsequently distributed its shares of our common stock to VIL and Aabar and, in connection with such distribution, VIL and Aabar executed a joinder to the Stockholders’ Agreement and the Registration Rights Agreement.

Board Composition

Under the Stockholders’ Agreement, VIL has the right to designate three directors (the “VG designees”) for as long as VIL and Aabar beneficially own 57,395,219 or more shares of our common stock, which represents 50% of the number of shares beneficially owned by Vieco US immediately following the closing of the Virgin Galactic Business Combination and related transactions, provided that, when such beneficial ownership falls below (x) 57,395,219 shares, VIL will have the right to designate only two directors, (y) 28,697,610 shares, VIL will have the right to designate only one director and (z) 11,479,044 shares, VIL will not have the right to designate any directors. For purposes of determining the number of shares beneficially owned by VIL and the extent of VIL’s nomination and consent rights under the Stockholders’ Agreement, the shares distributed to Aabar are deemed to be held by VIL until such time as Aabar transfers or sells such shares, subject to certain exceptions, as contemplated by the Stockholders’ Agreement. Each of the Sponsor and Mr. Palihapitiya have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the VG designees.

Additionally, pursuant to the Stockholders’ Agreement, Mr. Palihapitiya also has the right to designate two directors (the “CP designees”), one of which must qualify as an “independent director” under stock exchange regulations applicable to us, for as long as Mr. Palihapitiya and the Sponsor collectively beneficially own at least 21,375,000 shares of our common stock, which represents 90% of the number of shares beneficially owned by them as of immediately following the closing of the Virgin Galactic Business Combination, but excluding the 10,000,000 shares purchased by Mr. Palihapitiya from Vieco US, provided that when such beneficial ownership falls below (x) 21,375,000 shares, Mr. Palihapitiya will have the right to designate only one director, who will not be required to qualify as an “independent director” and (y) 11,875,000 shares, Mr. Palihapitiya will not have the right to designate any directors. VIL has agreed to vote, or cause to vote, all of its outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the CP designees. The initial chairperson of the Board of Directors is Mr. Palihapitiya until such time as VIL identifies a permanent chairperson who qualifies as an independent director and is reasonably acceptable to Mr. Palihapitiya.

Under the terms of the Stockholders’ Agreement, two directors (the “Other designees”), each of whom must qualify as an “independent director” under stock exchange regulations applicable to us and one of whom must qualify as an “audit committee financial expert” as defined under the rules of the SEC, were appointed in accordance with the Stockholders’ Agreement and, thereafter, will be as determined by the Board of Directors. In addition, under the terms of the Stockholders’ Agreement, the individual serving as our Chief Executive Officer (the “CEO designee”), was appointed in accordance with the Stockholders’ Agreement to our Board of Directors and will, going forward, be determined by what individual holds the title of our Chief Executive Officer.

Resignation; Removal; Vacancies

Upon any decrease in the number of directors that VIL or Mr. Palihapitiya is entitled to designate for nomination to our Board of Directors, VIL or Mr. Palihapitiya, as applicable, shall take all necessary action to cause the appropriate number of designees to offer to tender their resignation, effective as of the next annual meeting of our stockholders. If as a result of changes in ownership by VIL or by the Sponsor and Mr. Palihapitiya of our common stock such that there are any seats on our Board of Directors for which none of VIL or Mr. Palihapitiya have the right to designate a director, the selection of such director shall be conducted in accordance with applicable law and our certificate of incorporation and bylaws.

VIL and Mr. Palihapitiya will have the exclusive right to remove one or more of the VG designees or CP designees, respectively, from the Board of Directors and VIL and Mr. Palihapitiya will have the exclusive right to designate directors for election to the Board of Directors to fill vacancies created by reason of death, removal or resignation of VG designees or CP designees, respectively (in each case, so long as the applicable party retains its right to designate a director to such seat on our Board of Directors by virtue of its ownership levels of our common stock). Until the earliest of (i) the date Mr. Palihapitiya is no longer entitled to designate two CP designees to our Board of Directors or, if earlier, the date VIL is no longer entitled to designate two or more VG designees to our Board of Directors, in each case, pursuant to the Stockholders’ Agreement (the “Sunset Date”) and (ii) the expiration of the lock-up period under the Registration Rights Agreement (as defined below), VIL will take no action to cause the removal of any of the other designees appointed under the Stockholders’ Agreement. Until the Sunset Date, VIL must consult and discuss with the other members of our Board of Directors before undertaking any action to cause the removal of one or more of the Other designees.

Chairperson of the Board of Directors

For so long as Mr. Palihapitiya is entitled to designate at least one director for election to our Board of Directors in accordance with the terms and conditions of the Stockholders’ Agreement, we and the other parties to the Stockholders’ Agreement will take all necessary action to cause Mr. Palihapitiya to be the chair of our Board of Directors. However, at such time as VIL identifies and nominates a permanent chairperson who is reasonably acceptable to Mr. Palihapitiya and whom the Board of Directors determines qualifies as an “independent director” under applicable stock exchange regulations, Mr.

Palihapitiya will resign from the role of chair and the new director will replace a resigning other designee on our Board of Directors and assume the role of chair.

Voting; Necessary Actions

In addition, pursuant to the Stockholders’ Agreement, we and the other parties thereto have agreed not to take, directly or indirectly, any actions (including removing directors in a manner inconsistent with the Stockholders’ Agreement) that would frustrate, obstruct or otherwise affect the provisions of the Stockholders’ Agreement and the intention of the parties thereto with respect to the composition of our Board of Directors as provided in the agreement. Each of the stockholders party to the agreement, to the extent not prohibited by our certificate of incorporation, will vote all of their respective shares of our common stock in such manner as may be necessary to elect and/or maintain in office as members of our Board of Directors those individuals designated in accordance with the Stockholders’ Agreement and to otherwise effect the intent of the provisions of the Stockholders’ Agreement.

VIL Approval Rights; Limitations

Pursuant to the Stockholders’ Agreement, among other things, VIL also has certain approval rights with respect to significant corporate transactions and other actions involving us as set forth below.

For so long as VIL is entitled to designate one director to our Board of Directors under the Stockholders’ Agreement, in addition to any vote or consent of our stockholders or Board of Directors as required by law, we must obtain VIL’s prior written consent to engage in:

•	any business combination or similar transaction;
•	amendments to our certificate of incorporation or bylaws, any similar documents of any of our subsidiaries, the Stockholders' Agreement and the Registration Rights Agreement;
•	a liquidation or related transaction; or
•	an issuance of capital stock in excess of 5% of our then issued and outstanding shares.

For so long as VIL is entitled to designate two directors to our Board of Directors under the Stockholders’ Agreement, in addition to any vote or consent of our stockholders or Board of Directors as required by law, we must obtain VIL’s prior written consent to engage in:

•	a business combination or similar transaction having a fair market value of $10.0 million or more;
•	a non-ordinary course sale of assets or equity interest having a fair market value of $10.0 million or more;
•	an acquisition of any business or assets having a fair market value of $10.0 million or more;
•	an acquisition of equity interests having a fair market value of $10.0 million or more;
•	an engagement of any professional advisers, including, without limitation, investment bankers and financial advisers;
•	the approval of a non-ordinary course investment having a fair market value of $10.0 million or more;
•	increasing or decreasing the size of our Board of Directors;
•	an issuance or sale of any of our capital stock, other than an issuance of shares of capital stock upon the exercise of options to purchase shares of our capital stock;
•	making any dividends or distributions to the stockholders other than redemptions and those made in connection with the cessation of services of employees;
•	incurring indebtedness outside of the ordinary course in an amount greater than $25.0 million in a single transaction or $100.0 million in aggregate consolidated indebtedness;
•	amendments to our certificate of incorporation or bylaws, any similar documents of any of our subsidiaries, the Stockholders’ Agreement and the Registration Rights Agreement
•	a liquidation or similar transaction;
•	transactions with any interested stockholder pursuant to Item 404 of Regulation S-K;
•	engaging any professional advisors for any of the matters listed above; or
•	the authorization or approval, or entrance into any agreement to engage in any of the matters listed above.

However, the Stockholders’ Agreement also contemplates that: (i) no transaction involving consideration of $120,000 or more, between VIL or any affiliate of VIL, on the one hand, and us on the other, may be approved without the affirmative vote of at least a majority of our directors that were not designated by VIL under the terms of the Stockholders’ Agreement (or otherwise) and (ii) VIL and the directors it has designated to our Board of Directors, as applicable, will be required to first consult and discuss with our Board of Directors before (x) adopting, amending or repealing, in whole or in part, our certificate of incorporation or bylaws or (y) taking any action by written consent as our stockholder, in each case, in addition to any vote or consent required under our certificate of incorporation or bylaws, and otherwise in accordance with the other terms and subject to the other conditions contemplated by the Stockholders’ Agreement.

Termination

The provisions of the Stockholders’ Agreement relating to the stockholders’ agreement to vote, VIL’s approval rights and our covenants will terminate automatically on the first date on which no voting party has the right to designate a director to our Board of Directors under the Stockholders’ Agreement; provided, that the provisions of the Stockholders’ Agreement regarding indemnification of our directors and maintenance of director and officer liability insurance by us will survive such termination. The remaining provisions of the Stockholders’ Agreement will terminate automatically as to each voting party when such party ceases to beneficially own any of our securities that may be voted in the election of our directors registered in the name of, or beneficially owned (as such term is defined in Rule 13d-3 under the Exchange Act, including by the exercise or conversion of any security exercisable or convertible for shares of our common stock, but excluding shares of stock underlying unexercised options or warrants) by such party.

Transfer Restrictions and Registration Rights

At the closing of the Virgin Galactic Business Combination, we entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with Vieco US, the Sponsor and Mr. Palihapitiya, pursuant to which we have agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of our common stock and other equity securities (the “Registrable Securities”) that are held by the parties thereto from time to time. In March 2020, Vieco US distributed its shares of our common stock to Vieco 10 and, in connection with such distribution, Vieco 10 executed a joinder to the Registration Rights Agreement. In July 2020, Vieco 10 subsequently distributed its shares of our common stock to VIL and Aabar and, in connection with such distribution, VIL and Aabar executed a joinder to the Registration Rights Agreement.

In accordance with Registration Rights Agreement, we have filed resale registration statements for the benefit of the holders of Registrable Securities, which have been declared effective by the SEC. Pursuant to the Registration Rights Agreement, we are required to file with the SEC such amendments and supplements as may be necessary to keep a resale registration statement continuously effective, available for use and in compliance with the provisions of the Securities Act until such time as there are no longer any Registrable Securities held by the parties to the Registration Rights Agreement or their permitted transferees.

Additionally, the Registration Rights Agreement contains certain restrictions on transfer with respect to the shares of our common stock held by the Sponsor immediately following the closing of the Virgin Galactic Business Combination and the shares of our common stock received by Vieco US in connection with the Virgin Galactic Business Combination and now held by VIL and Aabar, including a two-year lock-up of such shares held by the Sponsor and 50% of the shares received by Vieco US, in each case, subject to limited exceptions as contemplated thereby.

VG Companies’ Historical Relationship with Vieco 10

In connection with the Virgin Galactic Business Combination, we entered into new or amended agreements in order to provide a framework for its relationship with VEL, Vieco 10 and their respective affiliates (other than the VG Companies), including the Amended TMLA and the Transition Services Agreements as described below.

Virgin Trademark License Agreement

We possess certain exclusive and non-exclusive rights to use the name and brand “Virgin Galactic” and the Virgin signature logo pursuant to an amended and restated trademark license agreement (the “Amended TMLA”). Our rights under the Amended TMLA are subject to certain reserved rights and pre-existing licenses granted by Virgin Enterprises Limited (“VEL”) to third parties. In addition, for the term of the Amended TMLA, to the extent the Virgin Group does not otherwise have a right to place a director on our Board of Directors, we have agreed to provide VEL with the right to appoint one director to our Board of Directors, provided the designee is qualified to serve on the Board of Directors under all applicable corporate governance policies and applicable regulatory and listing requirements.

Unless terminated earlier, the Amended TMLA has an initial term of 25 years expiring October 2044, subject to up to two additional 10-year renewals by mutual agreement of the parties. The Amended TMLA may be terminated by VEL upon the occurrence of a number of specified events, including if:

•	we commit a material breach of our obligations under the Amended TMLA (subject to a cure period, if applicable);
•	we materially damage the Virgin brand;
•	we use the brand name “Virgin Galactic” outside of the scope of the activities licensed under the Amended TMLA (subject to a cure period);
•	we become insolvent;
•	we undergo a change of control to an unsuitable buyer, including to a competitor of VEL;
•	we fail to make use of the “Virgin Galactic” brand to conduct our business;
•	we challenge the validity or entitlement of VEL to own the “Virgin” brand; or
•
the commercial launch of our services does not occur by a fixed date or thereafter if we are unable to undertake any commercial flights for paying passengers for a specified period (other than in connection with addressing a significant safety issue).

Upon any termination or expiration of the Amended TMLA, unless otherwise agreed with VEL, we will have 90 days to exhaust, return or destroy any products or other materials bearing the licensed trademarks, and to change our corporate name to a name that does not include any of the licensed trademarks, including the Virgin name.

Pursuant to the terms of the Amended TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of (a) a low single-digit percentage of our gross sales and (b) (i) prior to the first spaceflight for paying customers, a mid-five figure amount in dollars and (ii) from our first spaceflight for paying customers, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. In relation to certain sponsorship opportunities, a higher, mid-double-digit percentage royalty on related gross sales applies. In the year ended December 31, 2020, we paid Virgin a total of $0.2 million under the Amended TMLA and its predecessor agreement. For the years ended December 31, 2019 and 2018, the VG Companies made certain license and royalty payments of $0.1 million and $0.1 million, respectively, under the prior license agreement.

The Amended TMLA also contains, among other things, customary mutual indemnification provisions, representations and warranties, information rights of VEL and restrictions on our and our affiliates’ ability to apply for or obtain registration for any confusingly similar intellectual property to that licensed to us pursuant to the Amended TMLA. Furthermore, VEL is generally responsible for the maintenance, enforcement and protection of the licensed intellectual property, including the Virgin brand, subject to our step-in rights in certain circumstances.

All Virgin and Virgin-related trademarks are owned by VEL and our use of such trademarks is subject to the terms of the Amended TMLA, including our adherence to VEL’s quality control guidelines and granting VEL customary audit rights over our use of the licensed intellectual property.

Transition Services Agreements

At the closing of the Virgin Galactic Business Combination, we entered into the U.S. Transition Services Agreement, pursuant to which we and Galactic Ventures LLC and Virgin Orbit, LLC, which had previously part of the same consolidated corporate group as the VG Companies, established a service schedule to control the provision of services among the parties. Virgin Orbit, LLC provides propulsion engineering, tank design support services, tank manufacturing services, office space access and usage services to us, as well as business development and regulatory affairs services. We provide office space, logistics, welding services, IT services, pilot utilization services, finance and accounting services, and insurance advisory services to Virgin Orbit, LLC. Galactic Ventures LLC will continue to provide IT services us for so long as such IT services have not been fully transitioned or the applicable contracts have not been assigned. We received $0.5 million and $0.2 million under the U.S. Transition Services Agreement in the years ended December 31, 2020 and 2019, respectively.

At the closing of the Virgin Galactic Business Combination, we also entered into the U.K. Transition Services Agreement, pursuant to which certain of our employees based in the United Kingdom continue to receive access to certain third party and Virgin Group employee benefits services.

Compensation of Chief Astronaut Instructor

Our chief astronaut instructor, Natalie Beth Moses, is an immediate family member of Michael Moses, one of our executive officers. Mrs. Moses received approximately $328,119 in total compensation in 2020.

Item 14. Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed by KPMG in 2019 and 2020.

	2020	2019(3,4)
Audit Fees[1]	$1,963,668	$1,459,734
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees[2]	—	315,114
Total	$1,963,668	$1,774,848

(1) Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings

(2) All Other Fees consisted of fees billed for services involving due diligence performed in connection with directors' and officers' insurance under Social Capital’s engagement entered into prior to the Virgin Galactic Business Combination.

(3) Represent fees billed for services for the period from October 26, 2019 through December 31, 2019 following the Virgin Galactic Business Combination. Audit Fees include the 2019 audit of our consolidated financial statements for approximately $630,000, the statutory audit performed for Virgin Galactic Limited for approximately $24,000, fees for SEC filings related to the registration of shares issuable under the Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan and warrants and fees for SEC filings associated with the Virgin Galactic Business Combination for approximately $74,000.

(4) Represent fees billed for services for the period from January 1, 2019 through October 25, 2019 prior to the Virgin Galactic Business Combination. Audit Fees include the fiscal year 2017 and 2018 carve-out audits for approximately $383,000 and fees related to SEC filings associated with the Virgin Galactic Business Combination for approximately $349,000.

Pre-Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

The audit committee has adopted a pre-approval policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. This pre-approval policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee or (ii) entered into pursuant to the pre-approval policies and procedures described in the pre-approval policy. Unless a type of service to be provided by our independent registered public accounting firm has received this latter general pre-approval under the pre-approval policy, it requires specific pre-approval by the audit committee.

On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by the Company’s independent registered public accounting firm without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Any member of the audit committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts.

Following the Virgin Galactic Business Combination, all of the services listed in the table above were preapproved by our audit committee.

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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Warrant Agreement, dated September 13, 2017, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-38202	4.4	09/18/2017
4.3	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38202	4.4	02/28/2020
10.1	Form of Indemnification Agreement	S-4/A	333-233098	10.46	10/03/2019
10.2(1)	2019 Incentive Award Plan	8-K	001-38202	10.2	10/29/2019
10.2(a)(1)	Form of Director Restricted Stock Unit Award Agreement	S-4	333-233098	10.26	08/07/2019
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(b)	10/29/2019
10.2(c)(1)	Form of Stock Option Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(c)	10/29/2019
10.3(1)	Amended Non-Employee Director Compensation Program					*
10.4(1)(4)	Amended and Restated Employment Agreement, dated July 13, 2020, by and among the Registrant, Virgin Galactic, LLC and George Whitesides	8-K	001-38202	10.2	7/15/2020
10.5	Form of Restricted Stock Unit Award Agreement with George Whitesides	8-K	001-38202	10.3	7/15/2020
10.6(1)(4)	Employment Agreement, dated October 25, 2019, by and among the Registrant, Virgin Galactic, LLC and Michael Moses	8-K	001-38202	10.5	10/29/2019
10.7(1)(4)	Amended and Restated Employment Agreement, dated January 13, 2020, by and among the Registrant, TSC, LLC, Virgin Galactic Holdings, LLC and Enrico Palermo	S-1/A	333-234770	10.6	2/14/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.8(1)(4)	Employment Agreement, dated October 25, 2019, by and among the Registrant, Virgin Galactic Holdings, LLC and Jonathan Campagna	8-K	001-38202	10.7	10/29/2019
10.9(1)(4)	Employment Agreement, dated July 10, 2020, by and between the Registrant, Virgin Galactic, LLC and Michael Colglazier, Form of Restricted Stock Unit Award Agreement with Michael Colglazier and Form of Stock Option Award Agreement with Michael Colglazier	8-K	001-38202	10.1	07/15/2020
10.10(1)(4)	Employment Agreement, dated December 2, 2019, by and among the Registrant, Virgin Galactic Holdings, LLC and Michelle Kley					*
10.11(1)(4)	Employment Agreement, dated February 22, 2021, by and among the Registrant, Virgin Galactic, LLC and Doug Ahrens					*
10.12	Purchase Agreement, dated July 9, 2019, by and among the Registrant, Chamath Palihapitiya and Vieco 10 Limited	8-K/A	001-38202	10.1	07/11/2019
10.12(a)	Assignment, Consent and Waiver Agreement, dated October 2, 2019, by and among the Registrant, Chamath Palihapitiya, Vieco 10 Limited and Vieco USA, Inc.	S-4	333-233098	10.19(a)	10/03/2019
10.13	Stockholders’ Agreement, dated October 25, 2019, by and among the Registrant, SCH Sponsor Corp., Chamath Palihapitiya and Vieco USA, Inc.	8-K	001-38202	10.9	10/29/2019
10.13(a)	Joinder to Stockholders’ Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	05/01/2020
10.13(b)	Joinder to Stockholders’ Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020
10.14	Amended and Restated Registration Rights Agreement, dated October 25, 2019, by and among the Registrant, Vieco USA, Inc., SCH Sponsor Corp. and Chamath Palihapitiya.	8-K	001-38202	10.10	10/29/2019
10.14(a)	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.10(a)	05/01/2020
10.14(b)	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.2	07/31/2020
10.15(2)	Deed of Novation, Amendment and Restatement, dated July 9, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.20	08/07/2019
10.15(a)(2)	Deed of Amendment, dated October 2, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.21(a)	10/03/2019
10.16(2)	U.S. Transition Services Agreement, dated October 25, 2019, by and among TSC LLC, Virgin Galactic, LLC, Galactic Ventures LLC and Virgin Orbit. LLC	8-K	001-38202	10.12	10/29/2019
10.17(2)	U.K. Transition Services Agreement, dated October 25, 2019, by and between Virgin Galactic Limited and Virgin Management Limited	8-K	001-38202	10.13	10/29/2019
10.18(2)	Spacecraft Technology License Agreement, dated September 24, 2004, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.27	08/07/2019
10.18(a)(2)	Amendment No. 1 to the Spacecraft Technology License Agreement, dated July 27, 2009, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.28	08/07/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.19	Facilities Lease, dated December 31, 2008, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.29	08/07/2019
10.19(a)	First Amendment to the Facilities Lease, dated 2009, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.30	08/07/2019
10.20	Building 79A Lease Agreement, dated January 1, 2018, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.32	09/13/2019
10.21	Land Lease Agreement, dated October 1, 2010, by and between East Kern Airport District and TSC, LLC	S-4	333-233098	10.33	09/13/2019
10.21(a)	Amendment No. 1 to the Land Lease Agreement, dated October 1, 2013, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.34	09/13/2019
10.22	Site 14 Lease Agreement, dated February 18, 2015, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.35	09/13/2019
10.23	First Amendment to the Site 14 Lease Agreement, dated July 1, 2017, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.36	09/13/2019
10.24	Building 79B Lease Agreement, dated March 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.37	10/03/2019
10.24(a)	First Amendment to Building 79B Lease, dated June 2, 2014, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.38	10/03/2019
21.1	List of Subsidiaries					*
23.1	Consent of KPMG LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38202	31.1		*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38202	31.2		*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38202	32.1		**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38202	32.2		**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: March 1, 2021		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: March 1, 2021		/s/ Jonathan Campagna
	Name:	Jonathan Campagna
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Colglazier and Jonathan Campagna, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file and sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Colglazier	Chief Executive Officer and President (Principal Executive Officer) and Director	March 1, 2021
Michael Colglazier

/s/ Jonathan Campagna	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021
Jonathan Campagna

/s/ Chamath Palihapitiya	Director	March 1, 2021
Chamath Palihapitiya

/s/ Wanda Austin	Director	March 1, 2021
Wanda Austin

/s/ Adam Bain	Director	March 1, 2021
Adam Bain

/s/ Craig Kreeger	Director	March 1, 2021
Craig Kreeger

/s/ Evan Lovell	Director	March 1, 2021
Evan Lovell

/s/ George Mattson	Director	March 1, 2021
George Mattson

/s/ W. Gilbert West	Director	March 1, 2021
W. Gilbert West

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Virgin Galactic Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Virgin Galactic Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research Evaluation of research and development costs
As discussed in Note 2(s) to the consolidated financial statements, the Company expenses all research and development costs incurred to develop its spaceflight systems and flight profiles. The Company incurred $158.8 million of research and development costs during the year ended December 31, 2020.
We identified the evaluation of research and development costs as a critical audit matter. There was a high degree of auditor judgment and subjectivity involved in evaluating the future benefits, if any, provided by research and development expenditures to progress the Company’s spaceflight systems and flight profiles.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the Company’s determination to record research and development expenditures as expenses in the period incurred. We assessed the determination by obtaining documentation of the remaining steps required to achieve commercial spaceflight operations. We examined regulatory correspondence to evaluate the status of spaceflight systems and flight profiles development and milestones achieved. We obtained and evaluated the Company’s analysis regarding the development costs incurred to progress its spaceflight systems and flight profiles.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California
March 1, 2021

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$665,924	$480,443
Restricted cash	13,031	12,278
Accounts receivable	470	461
Inventories	30,483	31,855
Prepayments and other current assets	17,949	16,672
Due from related party, net	70	—
Total current assets	727,927	541,709
Property, plant, and equipment, net	53,148	44,295
Right-of-use asset	19,914	16,927
Other noncurrent assets	3,001	2,615
Total assets	$803,990	$605,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,998	$7,038
Current portion of operating lease obligation	2,384	2,354
Current portion of finance lease obligation	136	47
Current portion of note payable	310	—
Accrued liabilities	22,982	22,277
Customer deposits	83,211	83,362
Due to related parties, net	—	767
Total current liabilities	115,021	115,845
Note payable, net of current portion	310	—
Operating lease obligation, net of current portion	24,148	21,867
Financing lease obligation, net of current portion	236	274
Other long-term liabilities	$1,757	—
Total liabilities	$141,472	$137,986
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 236,123,659 and 196,001,038 shares issued and outstanding as of December 31, 2020 and 2019, respectively	23	20
Additional paid-in capital	1,057,202	589,158
Accumulated deficit	(394,712)	(121,677)
Accumulated other comprehensive income	5	59
Total stockholders' equity	662,518	467,560
Total liabilities and stockholders' equity	$803,990	$605,546

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)

	Years Ended December 31,
	2020	2019	2018

Revenue	$238	$3,781	$2,849
Cost of revenue	173	2,004	1,201
Gross profit	65	1,777	1,648
Selling, general, and administrative expenses	116,592	82,166	50,902
Research and development expenses	158,757	132,873	117,932
Operating loss	(275,284)	(213,262)	(167,186)
Interest income	2,277	2,297	633
Interest expense	(36)	(36)	(10)
Other income	14	128	28,571
Loss before income taxes	(273,029)	(210,873)	(137,992)
Income tax expense	6	62	147
Net loss	(273,035)	(210,935)	(138,139)
Other comprehensive loss:
Foreign currency translation adjustment	(54)	(23)	(52)
Total comprehensive loss for the year	$(273,089)	$(210,958)	$(138,191)

Net loss per share:
Basic and diluted	$(1.25)	$(1.09)	$(0.71)

Weighted-average shares outstanding:
Basic and diluted	219,107,905	194,378,154	193,663,150

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Equity
(In thousands except for per unit and share data)

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	Shares	Par Value	Common Stock	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2017	$22,933	—	$—	—	$—	—	$—	$—	$—	$134	$23,067
Net loss	(138,139)	—	—	—	—	—	—	—		—	(138,139)
Other comprehensive loss	—	—	—	—	—	—	—	—		(52)	(52)
Net transfer from Parent Company	156,683	—	—	—	—	—	—	—		—	156,683
Balance as of December 31, 2018	41,477	—	—	—	—	—	—	—	—	82	41,559
Net loss	(89,258)	—	—	—	—	—			(121,677)	—	(210,935)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(23)	(23)
Net transfer from Parent Company	106,119	—	—	—	—	—	—	—	—	—	106,119
Contributions from Parent Company	—	—	56,310	—	—	—	—	—	—	—	56,310
Conversion from net parent investment into members' equity	(58,338)	100	58,338	—	—	—	—	—	—	—	—
Conversion of members' equity into common stock	—	(100)	(114,648)	—	—	114,790,438	12	114,636	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	2,535	—	—	2,535
Issuance of common stock, net of costs	—	—	—	—	—	1,924,402	—	20,000	—	—	20,000
Effect of reverse recapitalization, net of costs	—	—	—	—	—	79,286,198	8	451,987	—	—	451,995
Balance as of December 31, 2019	—	—	—	—	—	196,001,038	20	589,158	(121,677)	59	467,560
Net loss	—	—	—	—	—	—	—	—	(273,035)	—	(273,035)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	—	—	30,324	—	—	30,324
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	—	—	—	2,119,803	—	(2,188)	—	—	(2,188)
Common stock issued related to warrants exercised	—	—	—	—	—	14,402,818	1	(1)	—	—	—
Issuance of common stock	—	—	—	—	—	23,600,000	2	460,198	—	—	460,200
Transaction costs	—	—	—	—	—	—	—	(20,289)	—	—	(20,289)
Balance as of December 31, 2020	—	—	—	—	—	236,123,659	$23	$1,057,202	$(394,712)	$5	$662,518
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities
Net loss	$(273,035)	$(210,935)	$(138,139)
Stock-based compensation	30,324	2,535	—
Depreciation and amortization	9,781	6,999	5,807
Deferred rent	—	—	(547)
(Gain) loss on disposal of property, plant and equipment	96	(555)	25
Change in assets and liabilities
Accounts receivable	(106)	819	(416)
Inventories	1,371	(8,566)	(13,122)
Prepayments and other current assets	(342)	(12,476)	(76)
Other noncurrent assets	(1,131)	1,178	101
Due (to) from related party, net	(838)	9,734	(1,786)
Accounts payable and accrued liabilities	(1,010)	(323)	3,690
Customer deposits	(151)	2,479	(1,240)
Other long-term liabilities	1,882	—	—
Net cash used in operating activities	(233,159)	(209,111)	(145,703)
Cash flows from investing activity
Capital expenditures	(17,201)	(13,856)	(10,590)
Cash used in investing activity	(17,201)	(13,856)	(10,590)
Cash flows from financing activities
Payments of finance lease obligations	(123)	(104)	(88)
Repayment of note payable	(310)	—	—
Net transfer from Parent Company	—	106,119	156,683
Proceeds from Parent Company	—	56,310	—
Proceeds from issuance of common stock pursuant to stock options exercised	2,582	—	—
Proceeds from issuance of common stock	460,200	20,000	—
Proceeds from reverse recapitalization	—	500,000	—
Payments for reverse recapitalization and common stock issuance costs	(20,988)	(48,005)	—
Withheld taxes paid on behalf of employees on net settled stock-based awards	(4,767)	—	—
Net cash provided by financing activities	436,594	634,320	156,595
Net increase in cash and cash equivalents	186,234	411,353	302
Cash, cash equivalents and restricted cash at beginning of year	492,721	81,368	81,066
Cash, cash equivalents and restricted cash at end of year	$678,955	$492,721	$81,368

Cash and cash equivalents	$665,924	$480,443	$73,990
Restricted cash	13,031	12,278	7,378
Cash, cash equivalents and restricted cash	$678,955	$492,721	$81,368

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

Consistent with the actions taken by governmental authorities, including California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico in late March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. We are also testing employees and contractors for COVID-19 on a regular basis. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

As of the date of this Annual Report on Form 10-K, all our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to December 31, 2020 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at December 31, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements.
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

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. SEC. All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation.

Prior to the Virgin Galactic Business Combination, these consolidated financial statements have been derived from the historical consolidated financial statements of V10 and include assets, liabilities, revenues and expenses directly attributable to our operations and allocations of corporate expenses from the V10 and GV for providing certain corporate functions, which included, but are not limited to, general corporate expenses related to finance, legal, compliance, facilities, and employee benefits. Following the Virgin Galactic Business Combination, these consolidated financial statements represent the stand-alone activity of the Company.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

(b)     Use of Estimates

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

(c)     Cash and Cash Equivalents

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company's cash consists of cash on hand and, for periods prior to the consummation of the Virgin Galactic Business Combination, was not swept to a centralized cash pool, or maintained, operated, or legally owned by V10 and GV. We consider all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents.

(d)     Restricted Cash

We classify as restricted cash any cash deposits received from our future astronauts, that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded. This also includes cash held for our letter of credit requirements under our IT equipment financing arrangement.

(e)     Accounts Receivable

Accounts receivable are recorded at the invoiced amount and unbilled receivable, less an allowance for any potential expected uncollectible amounts and do not bear interest. The Company estimates allowance for doubtful accounts based on historical losses, the age of the receivable balance, credit quality of our customers, current economic conditions, and other factors that may affect the customers’ ability to pay. There was no allowance for uncollectible amounts as of December 31, 2020 and 2019, respectively, and no write-offs for the years ended December 31, 2020, 2019 and 2018, respectively. The Company does not have any off balance sheet credit exposure related to its customers.

(f)     Inventory

Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer specific contracts. Inventories are stated at the lower of cost or net realizable value. If events or changes in circumstances indicate that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods. The company’s status of pre-technical feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charged to R&D expense.

(g)     Prepayments and Other Current Assets

Prepayments consist of prepaid rent, prepaid insurance, and other general prepayments.

(h)     Property, Plant, and Equipment, net

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

We incur repair and maintenance costs on major equipment, which is expensed as incurred.

(i)     Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component.

(j)     Capitalized Software

We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in property, plant, and equipment, net on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which approximates 3 years. As of December 31, 2020 and 2019, net capitalized software, totaled $3.4 million and $2.4 million, including accumulated amortization of $6.6 million and $5.3 million, respectively. No amortization expense is recorded until the software is ready for its intended use. For the years ended December 31, 2020, 2019, and 2018, amortization expense related to capitalized software was $1.3 million, $0.8 million and $0.5 million, respectively.
(k)     Long-Lived Assets
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

(l)     Other Noncurrent Assets

Other noncurrent assets consist primarily of deposits.
(m)     Fair Value Measurements

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The carrying amounts included in the Consolidated Balance Sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 at fair value on a recurring basis:

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$357,463	$—	$—
Certificate of deposit	93,802	—	—
Mutual Funds	$200,364	—	—
Total assets at fair value	$651,629	$—	$—

Fair Value of Measurements as of December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$423,149	$—	$—
Certificate of deposit	42,630	—	—
Total asset at fair value	$465,779	$—	$—

(n)    Segments
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

(o)    Comprehensive Loss
Comprehensive loss generally represents all changes in equity other than transactions with owners. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

(p)     Revenue Recognition
Spaceflight operations and other revenue is recognized for providing human spaceflights and carrying payload cargo into space. While we have yet to undertake our first commercial human spaceflight, we successfully carried multiple payloads into space in February 2019 and the year ended December 31, 2018

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

For the years ended December 31, 2020 and 2019

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

Disaggregation of Revenue
Spaceflight operations revenue, engineering services revenue and sponsorship revenue was zero, $0.2 million, and zero for the years ended December 31, 2020. Spaceflight operations revenue, engineering services revenue and sponsorship revenue was $0.8 million, $2.8 million, and $0.2 million for the years ended December 31, 2019.

Contract Balances
Contract assets are comprised of billed accounts receivable and unbilled receivables, which is the result of timing of revenue recognition, billings and cash collections. The Company records accounts receivable when it has an unconditional right to consideration.

The revenue recognized in the engineering services revenue contract often exceeds the amount billed to the customer. The Company records the portion of the revenue amounts to which the Company is entitled but for which the Company has not yet been paid as an unbilled receivable. Unbilled receivables are included in accounts receivable on the Consolidated Balance Sheets and were $0.2 million as of January 1, 2019. As of December 31, 2020 and 2019, there were no unbilled receivables. As of December 31, 2020, the Company has no other contract assets.

Contract liabilities primarily relate to spaceflight operations and other revenue contracts and are recorded when cash payments are received or due in advance of performance. Cash payments for spaceflight services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become nonrefundable. Customer deposits become nonrefundable and are recorded as deferred revenue following the Company’s delivery of the conditions of carriage to the customer and execution of an informed consent. As of December 31, 2020, the Company has no deferred revenue.

Payment terms vary by customer and type of revenue contract. It is generally expected that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists.

Remaining Performance Obligations

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2020, we have no engineering services revenue contracts with remaining performance obligations. We do not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which we have the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.
Contract Costs
The Company has not incurred any contract costs in obtaining or fulfilling its contracts.

All of the Company’s revenues are related to one customer for the year ended December 31, 2020, with a single customer accounting for approximately 100% of accounts receivable as of December 31, 2020.

(q)     Cost of Revenue

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

(r)     Selling, General and Administrative

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

(s)     Research & Development

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

(t)     Income Taxes

As of October 25, 2019 and December 31, 2018 and for the period from January 1, 2019 through October 25, 2019 and for the year ended December 31, 2018, we adopted the separate return approach for the purpose of presenting the combined financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The historic operations of the Company reflect a separate return approach for each jurisdiction in which the Company had a presence and GV has filed tax returns for the year ended December 31, 2018 and for the period from January 1, 2019 through October 25, 2019. Subsequent to the VG Business Combination, a separate stand-alone tax return was filed for the period from October 26, 2019 through December 31, 2019.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

(u) Long Term Incentive Plan and Cash Incentive Plan
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
The first qualifying milestone was not achieved under the Cash Incentive Plan. The second qualifying milestone under the Company’s multiyear cash incentive plan was amended upon the closing of the Virgin Galactic Business Combination such that the participants who remained continuously employed through the closing of the Virgin Galactic Business Combination were entitled to receive 100% of the bonus that such participant would have otherwise received upon the achievement of the original second qualifying milestone, as amended. The Company recognized and settled the $9.9 million in compensation costs owed to participants for the second qualifying milestone upon the closing of the Transaction. The remaining third milestone is deemed not probable of being achieved. As such, no accrual has been recorded related to this plan as of

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

December 31, 2020 or December 31, 2019. In the event the Company believes a payment related to the Cash Incentive Plan will become probable in the future, an accrual will be recorded at that time based on the anticipated payout.
(v)     Concentrations of Credit Risks and Significant Vendors and Customers
Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and of certificates of deposit. In respect to accounts receivable, we are not exposed to any significant credit risk to any single counterparty or any company of counterparties having similar characteristics.

(w)    Foreign Currency
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

(x)    Stock-Based Compensation
We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant.

We estimate the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. We have estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We recognize the stock-based compensation expense over the requisite service period using the straight-line method for service condition only awards, which is generally a vesting term of four years. Stock options typically have a contractual term of 10 years. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date. Compensation expense for RSUs are based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance-based awards reflects the estimated probability that the performance condition will be met. Compensation expense for awards with total stockholder return performance metrics reflects the fair value calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

(y)    Reclassification
The accompanying financial statements include reclassification from prior presentation as summarized below:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	12/31/2019 As Reported	Reclassification	12/31/2019 As Adjusted
	(In thousands)
Balance Sheet
Inventories	26,817	5,038	31,855
Total Current assets	$536,671	$5,038	$541,709
Property, plant and equipment, net	49,333	(5,038)	44,295
Total assets	$605,546	$—	$605,546

Statement of Cash Flows
(Gain) loss on disposal of property, plant and equipment	$(38)	$(517)	$(555)
Inventories	$(3,528)	$(5,038)	$(8,566)
Net cash used in operating activities	$(203,556)	$(5,555)	$(209,111)
Capital expenditures	$(19,411)	$5,555	$(13,856)
Cash (used in) provided by investing activity	$(19,411)	$5,555	$(13,856)
Net increase in cash and cash equivalents	$411,353	$—	$411,353

We reclassified a portion of our property, plant and equipment in machinery and equipment to inventory, as part of our standardization of accounting policies across entities, for inventory and property, plant and equipment. These reclassifications impacted our consolidated balance sheets and consolidated statements of cash flows.
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

(a)Issued Accounting Standard Updates
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The Company does not believe the impact of ASU 2019-12 to be material to its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which removes references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification that are not expected to have a significant effect on current accounting practice. The changes are effective for annual periods beginning after December 15, 2020. The Company is currently assessing the impact of ASU 2020-10 in its consolidated financial statements.

(b)Adopted Accounting Standard Updates

Fair value measurement

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Effective January 1, 2020, we adopted ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements. The adoption of ASU 2018-03 did not have a material impact on the Company’s consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $0.04 million per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

As a result of the Virgin Galactic Business Combination, the Company entered into a transition services agreement ("TSA") with Virgin Orbit, LLC ("VO") and GV on October 25, 2019. Prior to the Virgin Galactic Business Combination, the VG Companies historically performed certain services for VO, Vieco 10 and GV and were allocated corporate expenses from Vieco 10 and GV for corporate-related functions based on an allocation methodology that considered our headcount, unless directly attributable to the business. General corporate overhead expense allocations included tax, accounting and auditing professional fees, and certain employee benefits. From the effective date to the period ended December 31, 2020, the Company billed VO, Vieco 10 and GV for services provided under the TSA. We were allocated zero, $1.2 million and $0.1 million corporate expenses, net, from V10 and GV for the years ended December 31, 2020, 2019 and 2018, respectively. Corporate expense are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of V10 and GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment and other general administrative expenses. We were allocated $0.5 million, $0.2 million, and $0.3 million of operating expenses, net, from VOH for each of the years ended December 31, 2020, 2019, and 2018, respectively. The Company has a (payable) receivable (to) from VOH of $0.1 million and $(0.8) million as of December 31, 2020 and 2019, respectively.
(5)    Inventory
As of December 31, 2020 and 2019, inventory is comprised of the following:

	As of December 31,
	2020	2019
	(In thousands)
Raw Materials	$22,963	$25,326
Spare parts[1]	7,520	6,529
	$30,483	$31,855
________________________________

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

1We reclassified a portion of our property, plant and equipment in machinery and equipment to inventory, as part of our standardization of accounting policies across entities, for inventory and property, plant and equipment. This reclassification impacted prior reported balances. Please refer to footnote 2(y) for disclosure related to this reclassification.
For the year ended December 31, 2020, the Company increased the reserve for inventory obsolescence by $1.1 million. For the years ended December 31, 2020, 2019 and 2018, the write down of obsolete inventory was zero, $0.3 million, and zero, respectively.
(6)    Property, Plant, and Equipment, net
As of December 31, 2020 and 2019, property, plant, and equipment, net consists of the following :

	As of December 31,
	2020	2019
	(In thousands)
Buildings	$9,142	$9,142
Leasehold improvements	28,744	20,048
Aircraft	195	320
Machinery and equipment[1]	34,330	28,319
IT software and equipment	22,042	17,151
Construction in progress[1]	1,780	3,408
	96,233	$78,388
Less accumulated depreciation and amortization	(43,085)	(34,093)
Property, plant, and equipment, net	$53,148	$44,295
________________________________

1 We reclassified a portion of our property, plant and equipment in machinery and equipment to inventory, as part of our standardization of accounting policies across entities, for inventory and property, plant and equipment. This reclassification impacted prior reported balances. Please refer to footnote 2(y) for disclosure related to this reclassification.
Total depreciation related to property, plant and equipment for the years ended December 31, 2020, 2019 and 2018 was $9.7 million, $6.9 million and $5.8 million, respectively, of which $4.3 million, $3.7 million and $1.2 million was recorded in research and development expense, respectively. Depreciation of assets acquired under finance leases was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(7)     Leases

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

At inception, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., services). We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less..

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

The Company adopted ASC 842 under the simplified transition method. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

The components of lease expense related to leases for the period are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
	(In thousands)	(In thousands)
Lease Cost:
Operating lease expense	$5,125	$4,243
Short-term lease expense	278	219
Finance lease cost:
Amortization of right-of-use assets	129	98
Interest on lease liabilities	33	29
Total finance lease cost	162	127
Variable lease cost	2,518	803
Total lease cost	$8,083	$5,392

21

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The components of supplemental cash flow information related to leases for the period are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
	(In thousands, except term and rate data)
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31:
Operating cash flows from operating leases	$5,840	$4,462
Operating cash flows from finance leases	$33	$29
Financing cash flows from finance leases	$123	$104

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$750	$17,658
Finance Leases	$117	$430

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	12.71	13.36
Finance leases (in years)	2.87	3.96

Weighted average discount rates:
Operating leases	11.70%	11.77%
Finance leases	8.43%	9.37%

The supplemental balance sheet information related to leases for the period is as follows:

	As of December 31, 2020	As of December 31, 2019
	(In thousands)
Operating leases
Long-term right-of-use assets	$19,555	$16,632

Short-term operating lease liabilities	$2,384	$2,354
Long-term operating lease liabilities	24,148	21,867
Total operating lease liabilities	$26,532	$24,221

Lease expense for the years ended December 31, 2020, 2019 and 2018 was $8.1 million, $5.3 million and $4.5 million, respectively.

22

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(8)    Accrued Liabilities

A summary of the components of accrued liabilities are as follows:

	As of December 31,
	2020	2019
	(In thousands)
Accrued payroll	$4,060	$2,027
Accrued vacation	4,624	2,797
Accrued bonus	6,892	6,502
Accrued inventory	950	1,460
Other accrued expenses	6,456	9,491
Total accrued liabilities	$22,982	$22,277

(9)     Long-term Debt

	As of December 31,
	2020	2019
	(In thousands)
Commercial loan	$620	$—
	620	—

Less: Current portion	(310)	—
Non-current portion	$310	$—

Aggregate maturities of long-term debt as of December 31, 2020 are as follows:

(In thousands)
2021	$310
2022	310
$620

On June 18, 2020, we financed the purchase of software licenses through a loan totaling approximately $0.9 million. The loan amortizes in three equal annual installments of approximately $0.3 million with the final payment due on October 1, 2022 with 0% interest rate. The loan is secured by a standby letter of credit issued from our financial institution and restricted cash has been recorded for the full loan amount borrowed.

The imputed interest of this loan was immaterial.
(10)    Income Taxes

As of October 25, 2019 and December 31, 2019 and for the period from January 1, 2019 through October 25, 2019 and for the year ended December 31, 2019, we adopted the separate return approach for the purpose of presenting the combined financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The historic operations of the Company reflect a separate return approach for each jurisdiction in which the Company had a presence and GV filed tax returns for the years ended December 31, 2019 and 2018, respectively. GV filed tax returns for the period from January 1, 2019 through October 25, 2019. VGH, Inc. filed a separate stand-alone tax return for the period ended December 31, 2019. Subsequent to the IPO, a separate stand-alone tax return was filed for the Company.
For the years ended December 31, 2020, 2019 and 2018, loss before income taxes are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2020	2019	2018
	(In thousands)
U.S. operations	$(273,656)	$(211,405)	$(137,952)
Foreign operations	627	532	(40)
Loss before income taxes	$(273,029)	$(210,873)	$(137,992)

Income tax expense attributable to loss from continuing operations consists of:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2020
U.S. operations	$—	$—	$—
State and local	—	—	—
Foreign jurisdiction	(114)	120	6
	$(114)	$120	$6

Year ended December 31, 2019
U.S. operations	$—	$—	$—
State and local	27	—	27
Foreign jurisdiction	50	(15)	35
	$77	$(15)	$62

Year ended December 31, 2018
U.S. operations	$—	$—	$—
State and local	2	—	2
Foreign jurisdiction	142	3	145
	$144	$3	$147

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

In accordance with ASC 740-20-45-11, the Virgin Galactic Business Combination is considered a transaction among or with its shareholders requiring the tax effects to be recorded through equity. Were it not for the valuation allowance, the Company would have recorded a tax expense of $130.5 million through equity to account for the change in deferred tax assets and liabilities. Due to the offsetting decrease in the valuation allowance on the Company’s U.S. federal and state net deferred tax assets, there is a corresponding net tax benefit of $(130.5) million resulting in zero total tax effect recorded to equity. Further, as a result of the Virgin Galactic Business Combination, the estimated purchase price consideration (“Purchase Price”) was allocated to the Company’s assets pursuant to Internal Revenue Code §1060 and related Treasury Regulations with the remaining balance of an estimated $230.5 million recorded to tax goodwill in deferred tax assets and liabilities. As of December 31, 2020, the Company adjusted its tax goodwill by $33.8 million. Were it not for the valuation allowance, the adjustment would have been recorded as a tax benefit. Due to the offsetting increase in the valuation allowance, there is a corresponding tax expense of $33.8 million resulting in zero total tax effect recorded to tax expense.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	2020	2019(1)
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$86,986	$10,981
Research and development	19,385	2,955
Accrued liabilities	3,036	3,402
Lease obligation	5,877	5,589
Deferred revenue	16	8
Plant and equipment, principally due to differences in depreciation and capitalized interest	1,079	1,254
Goodwill	225,196	230,543
Stock-based compensation	3,291	—
Other	309	—
Total gross deferred tax assets	345,175	254,732
Less valuation allowance	(342,426)	(250,818)
Net deferred tax assets	$2,749	$3,914
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$—	$—
Right-of-Use Asset	$(2,701)	$(3,746)
Total gross deferred tax liabilities	(2,701)	(3,746)
Net deferred tax assets	$48	$168

(1) Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss. Included in the income tax footnote is a reclassification to separately report the deferred tax asset and deferred tax liability related to lease obligations and right-of-use assets, respectively.

ASC 740 requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not likely to be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

During the year ended December 31, 2019, as a result of the Virgin Galactic Business Combination, the Company obtained an increase in the U.S. federal and state tax basis of its assets. This resulted in a significant change to the Company’s deferred tax balances and valuation allowance presented in the required disclosure when comparing December 31, 2019 to December 31, 2018.

The changes in valuation allowance related to current year operating activity was an increase in the amount of $91.6 million during the year ended December 31, 2020.

NOLs and tax credit gross carryforwards as of December 31, 2020 are as follows:

	Amount	Expiration Years
	(In thousand)
NOLs, Federal	$398,109	See notes below
NOLs, State	$401,271	See notes below
Tax credits, Federal	$17,086	See notes below
Tax credits, State	$9,045	See notes below

The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2020		2019		2018
	(In thousands)
Statutory rate	$(57,336)	21.0%	$(44,401)	21.0%	$(28,978)	21.0%
State income tax	14,645	(5.4)%	(5,867)	2.8%	(9,497)	6.9%
Research & Development	(10,785)	4.0%	(8,593)	4.1%	(3,806)	2.8%
Change in valuation allowance	58,685	(21.5)%	64,515	(30.5)%	43,476	(31.5)%
Reduction of allocated R&D from GV	0	—%	(8,376)	4.0%	0	—%
Stock-based compensation	(5,316)	1.9%	0	—%	0	—%
Benefit of foreign rate	(13)	—%	0	—%	0	—%
Other, net	126	—%	2,784	(1.4)%	(1,048)	0.8%
Total	6	—%	62	—%	147	—%

The total tax provision for the period January 1, 2019 through December 31, 2019 excludes the tax effects of the Virgin Galactic Business Combination which was recorded to equity.

Net Operating Losses
All tax attributes, including net operating losses (“NOL’s”) generated prior to the Virgin Galactic Business Combination were realized by GV.

As of December 31, 2020, the Company has approximately $398.1 million and $401.3 million of federal and state NOLs respectively. Under the Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2018 are carried forward indefinitely for federal tax purposes. California has not conformed to the indefinite carry forward period for NOLs. The NOLs begin expiring in the calendar year 2039 for state purposes.

In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research and development ("R&D") expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The R&D tax credit carryforward as of December 31,

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

2020 is $17.1 million and $9.0 million for Federal and State, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2039 for federal purposes. R&D credits generated for California purposes carry forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, the Company’s ability to utilize net operating loss carryforwards or other tax attributes such as research tax credits, in any taxable year, may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 “ownership change generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may have or may in the future, experience one or more Section 382 “ownership changes.” If so, the Company may not be able to utilize a material portion of its net operating loss carryforwards and tax credits, even if the Company achieves profitability.

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

As of December 31, 2020, the Company has total uncertain tax positions of $4.8 million, which is net of tax. The balance is related to the R&D tax credit, which is recorded as a reduction of the deferred tax asset related credit carry-forwards. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years ending December 31,
	2020	2019
	(In thousands)
Balance at the beginning of the year	$905	$18,040
Additions based on tax positions related to current year	4,108	3,324
Additions based on tax positions related to prior years	—	—
Deductions based on tax positions related to prior years	—	(9)
Reductions of allocated tax attributes from GV	(166)	(20,450)
Balance at the end of year	$4,847	$905

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

It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions, and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2020. The U.S. federal and state income tax returns for the period from October 26, 2019 through December 31, 2019 remain subject to examination. The statute of limitations for our foreign tax jurisdiction is open for tax years after December 31, 2018.

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision.

On December 27, 2020, former President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits and enhanced business meals deductions. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision.

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

Issuance of Common Stock

In August 2020, the Company sold 23,600,000 shares of common stock at a public offering price of $19.50 per share for gross proceeds, before deducting underwriting discounts and commissions and other expenses payable by the Company, of $460.2 million. The Company incurred $20.9 million of transaction costs including underwriting discounts and commissions.

Warrants and Warrant Redemption

In SCH's initial public offering, each unit sold at a price of $10.00 per unit consisted of one Class A ordinary share and one-third of one warrant (each whole warrant, a “SCH Public Warrant”). In connection with the Virgin Galactic Business Combination, upon Domestication, each then issued and outstanding redeemable SCH Public Warrant (including SCH Public Warrants that were part of SCH's outstanding units at the time of the Virgin Galactic Business Combination) converted automatically into a redeemable warrant (the "VGH, Inc. Public Warrants). Each VGH, Inc. Public Warrant entitled the holder to purchase one ordinary share of VGH, Inc. common stock at a price of $11.50 per share and were exercisable as of December 31, 2019. Unless earlier redeemed, the VGH, Inc. Public Warrants would expire five years from the completion of the Virgin Galactic Business Combination. The Company was entitled to redeem the outstanding VGH, Inc. Public Warrants at a price of $0.01 per VGH, Inc. Public Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company's common stock was at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption was given. If the Company redeemed the VGH, Inc. Public Warrants as described above, it would have the option to require all holders that wish to exercise their VGH, Inc. Public Warrants to do so on a “cashless basis.”

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2019, there were 22,999,977 VGH, Inc. Public Warrants outstanding that had initially been issued as part of the Company's initial public offering in 2017, which included warrants that were part of the Company’s then-outstanding units. As of December 31, 2019, there were also 8,000,000 warrants outstanding that were issued in a private placement simultaneously with the Company’s initial public offering (the “private placement warrants”).

Under the terms of the warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent, the public warrants became exercisable on a cashless basis on January 27, 2020, based on the exchange ratio as calculated under the Warrant Agreement at the time of the exercise. On March 13, 2020 and pursuant to the terms of the Warrant Agreement, we announced that all public warrants that remained unexercised immediately after 5:00 p.m. New York City time on April 13, 2020 (the “Redemption Date”) would be redeemed for $0.01 per warrant. Warrant holders could exercise their public warrants at any time from March 13, 2020 and prior to the Redemption Date on a cashless basis, and receive 0.5073 shares of common stock per public warrant surrendered for exercise. Immediately after the Redemption Date, 295,305 public warrants remained unexercised and were redeemed at a redemption price of $0.01 per public warrant in accordance with the terms of the Warrant Agreement. As of December 31, 2020, there were no VGH, Inc. Public Warrants outstanding. The private placement warrants were not subject to the redemption and remain outstanding as of December 31, 2020.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(12)     Earnings Per Share

The following table presents net loss per share and related information:

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except for per share data)
Basic and diluted:
Net loss	$(273,035)	$(210,935)	$(138,139)
Weighted average common shares outstanding	219,107,905	194,378,154	193,663,150
Basic and diluted net loss per share	$(1.25)	$(1.09)	$(0.71)

Earnings per share calculations for all periods prior to the Virgin Galactic Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Virgin Galactic Business Combination to effect the reverse recapitalization, less issuance of 1,924,402 shares to Boeing, the issuance of 413,486 shares to settle transaction costs and the common stock equivalent of the vested 1,500,000 RSUs granted to certain directors in connection to the Virgin Galactic Business Combination. Subsequent to the Virgin Galactic Business Combination, earnings per share is calculated based on the weighted average number of common stock then outstanding.

Basic and dilutive net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period.

As of December 31, 2020, 2019 and 2018, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 8,000,000, 30,999,977 and 30,999,977, respectively, shares and the dilutive effect of outstanding stock options and unvested RSUs, as described in Note 13, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
(13)    Stock-Based Compensation

2014 Stock Plan

Prior to the Virgin Galactic Business Combination, the Company maintained a stock-based compensation plan (the "2014 Plan") at the V10 level.

The 2014 Stock Plan provided for grants of nonqualified stock options for employees. The exercise price was determined based on invested capital at the time of the grant, and escalates by an 8% hurdle rate on an annual basis. The exercisability of these options was based on time and performance vesting conditions. Performance vesting was defined as change in control, defined as greater than 50% at V10 or an initial public offering at the V10, provided such change in control or initial public offering at V10, occurred on or before the seventh anniversary of the applicable grant date. In the event that the performance vesting condition were satisfied prior to the full satisfaction of the time vesting condition, the option would have continued to vest and become exercisable in accordance with the vesting schedule unless the compensation committee approved to fully vest these options. On October 25, 2019, the 2014 Stock Plan was canceled and was replaced with the 2019 Incentive Award Plan (the "2019 Plan"). As the performance conditions set forth in the 2014 Plan were not probable of being met, no stock-based compensation expense was recognized for the period from January 1, 2019 through October 25, 2019 or the year December 31, 2018. No options were exercisable for the period from January 1, 2019 through October 25, 2019 or the year ended December 31, 2018.

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

2019 Stock Incentive Plan

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2018	—	$—	0	—
Granted	6,212,609	$11.58
Exercised	—	$—
Forfeited options	(90,565)	$11.79
Options outstanding at December 31, 2019	6,122,044	$11.58	9.8	—
Granted	1,919,640	$19.86
Exercised	(218,955)	$11.79
Forfeited options	(1,026,684)	$13.70
Options outstanding at December 31, 2020	6,796,045	$13.59	8.6	$68,888

Options exercisable at December 31, 2020	1,585,095	$12.36	7.9	$18,024

(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the     exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units

For the year ended December 31, 2020, we granted 5,752,331 RSUs to employees. The RSUs vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years. Stock-based compensation expense for the RSUs is recognized on a straight-line basis using the Monte Carlo valuation method for the RSUs granted to employees.

Award Modification

On March 10, 2020, we modified the RSU grants made in connection with the closing of the Virgin Galactic Business Combination by removing one of the vesting criteria requiring our share price value to be greater than $10 per share at the time RSUs vest. No other terms of the awards were modified. Stock-based compensation expense related to the modification was calculated by taking the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award. Given the RSUs were unvested at the time of modification, the incremental stock-based compensation expense will prospectively be expensed over the remaining vesting period. Total incremental stock-based compensation expense recorded as a result of the modification was $4.5 million for the year ended December 31, 2020.

RSU activity during the year ended December 31, 2020 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at January 1, 2019	—	$—
Granted	1,795,209	7.11
Vested	—	—
Forfeited	(27,495)	7.11
Outstanding at December 31, 2019	1,767,714	$7.11
Granted	5,752,331	$19.42
Vested	(2,130,763)	$20.53
Forfeited	(628,498)	$14.71
Outstanding at December 31, 2020	4,760,784	$19.63

Fair value of our RSUs is based on our closing stock price on the date of grant. The weighted average grant date fair value of RSUs that were granted during the year ended December 31, 2020 was $111.7 million. The weighted average grant date fair value RSUs granted during the year ended December 31, 2020 was $19.42.

Stock options and RSUs expenses included in selling, general and administrative and research and development expense in the consolidated statements of operations and comprehensive loss, is as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2020	2019
	(in thousands)
Stock option expense
Selling, General & Administrative	$9,677	$1,197
Research & Development	3,834	739
Total stock option expense	13,511	1,936

RSU expense
Selling, General & Administrative	11,595	394
Research & Development	5,218	205
Total RSU expense	16,813	599
Total stock-based compensation expense	$30,324	$2,535

At December 31, 2020, the unrecognized stock-based compensation related to these options was $46.6 million and is expected to be recognized over a weighted-average period of 3.1 years. At December 31, 2020, the unrecognized stock-based compensation related to RSUs was $103.4 million and is expected to be recognized over a weighted-average period of 3.5 years.

At December 31, 2019, the unrecognized stock-based compensation related to these options was $44.8 million and was expected to be recognized over a weighted-average period of 3.8 years. At December 31, 2019, the unrecognized stock-based compensation related to RSUs was $12.0 million and was expected to be recognized over a weighted-average period of 3.8 years.

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

The weighted average assumptions used to value the option grants are as follows:

	2020	2019
Expected life (in years)	6.0	6.0
Volatility	75.2%	75.0%
Risk free interest rate	1.4%	1.7%
Dividend yield	—%	—%

The weighted average fair value per option at the grant date for options issued during the year ended December 31, 2020 and 2019 was $8.88 and $7.63, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(14)    Commitments and Contingencies
(a)Leases and Notes Payable
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
On June 18, 2020, we financed the purchase of software licenses through a loan totaling $0.9 million. The loan amortizes in three equal annual installments of $0.3 million with the final payment due on October 1, 2022 with 0% interest rate.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum finance lease payments and repayments of notes payable as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases	Note payable
	(In thousands)
Year ending December 31:
2021	$5,318	$160	$310
2022	4,053	130	310
2023	3,840	100	—
2024	3,833	27	—
2025	3,833	—	—
Thereafter	30,830	—	—
Total payments	$51,707	$417	$620
Less:
Imputed interest/present value discount	(25,175)	$(45)	$—
Present value of liabilities	$26,532	$372	$620

(b)Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 31, 2020, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million. For the year ended December 31, 2020, the Company recorded an additional legal settlement expense of $0.2 million that was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company has an outstanding $1.9 million payable pending final court motions that has been delayed due to COVID-19.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

For the year ended December 31, 2018, the Company received $28.0 million from a legal settlement received from one of its suppliers, which was recorded in other income in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.
(15)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $4.7 million, $4.1 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(16)    Supplemental Cash Flow Information

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Supplemental disclosure
Cash payments for:
Income tax paid	$102	$226	$176
	$102	$226	$176

Schedule for noncash operating activities
ASC 842 leases - Operating leases	$750	$17,658	$—
	$750	$17,658	$—

Schedule for noncash investing activities
Unpaid property, plant, and equipment received	$1,399	$2,571	$1,288
	$1,399	$2,571	$1,288

Schedule for noncash financing activities
Conversion of VGH, LLC membership units to VGH, Inc. common stock	$—	$114,648	$—
Unpaid transaction costs	$—	$4,875	$—
ASC 842 leases - Finance leases	117	430	—
Issuance of common stock through "cashless" warrants exercised	$360,742	$—	$—
Issuance of common stock through RSUs vested	$43,738	$—	$—
Note payable	$620	$—	$—
	$405,217	$119,953	$—

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(17)    Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for quarters ended March 31, 2019 through December 31, 2020 is as follows:

Quarters Ended:	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except for per share data)
Revenue	$238	$—	$—	$—
Gross profit	$65	$—	$—	$—
Net loss	$(59,840)	$(62,375)	$(76,802)	$(74,018)

Basic net loss per share[1]	$(0.30)	$(0.29)	$(0.34)	$(0.31)
Diluted net loss per share[1]	$(0.30)	$(0.29)	$(0.34)	$(0.31)
Quarters Ended:	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except for per share data)
Revenue	$1,782	$638	$832	$529
Gross profit	$776	$360	$426	$215
Net loss	$(42,593)	$(44,068)	$(51,475)	$(72,799)

Basic net loss per share[1]	$(0.22)	$(0.23)	$(0.27)	$(0.37)
Diluted net loss per share[1]	$(0.22)	$(0.23)	$(0.27)	$(0.37)
________________________________
1 Net loss per share calculations for the quarters ended March 31, June 30, September 30, and December 31, 2020 are based on the weighted average basic and diluted shares totaling 202,409,552, 211,784,541, 225,253,536 and 236,722,884, respectively.

Net loss per share calculations for the quarters ended March 31, 2019 through September 30, 2019 are based on the weighted average basic and diluted shares totaling 193,663,150. Net loss per share calculations for the quarter ended December 31, 2019 are based on the weighted average basic and diluted shares of 194,378,154.