Form 10-K/A
period 2020-12-31
Virgin Galactic Holdings, Inc
filed 2021-03-11
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
(Amendment No. 1)
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

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Virgin Galactic Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities Exchange Commission on March 1, 2021 (the “Original Form 10-K”) solely to replace Exhibit 23.1, the consent of KPMG LLP (the “Consent”) included in the Original Form 10-K, with a corrected Consent. The Consent filed with the Original Form 10-K inadvertently omitted the reference to the Company’s Registration Statement on Form S-3 (File No. 333-237961). A new Consent is filed as Exhibit 23.1 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of KPMG LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: March 11, 2021		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President