Form 10-K/A
period 2020-12-31
Virgin Galactic Holdings, Inc
filed 2021-05-10
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
(Amendment No. 2)
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

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Virgin Galactic Holdings, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities Exchange Commission on March 1, 2021 (the “Original Form 10-K”), as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on March 11, 2021, to amend and restate the previously issued audited consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2020 and 2019, as well as the summarized unaudited quarterly financial data for the quarters ended December 31, 2019 through December 31, 2020, contained in the Original Form 10-K (the “Restatement”).

Background of Restatement

On April 12, 2021, subsequent to the issuance of the Company’s Original Filing, the Acting Director of the Division of Corporation Finance and the Acting Chief Accountant of the SEC issued a Staff Statement (the “Staff Statement”) on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). The Staff Statement discussed certain features of warrants similar to the public warrants and private placement warrants (collectively, the “Warrants”) issued in connection with the initial public offering of Social Capital Hedosophia Holdings Corp. (“SCH”), specifically settlement terms and provisions related to certain tender offers following a business combination, as well as certain warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock, and noted that entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability.

After consideration of the Statement, the Company, in consultation with its independent registered public accounting firm, KPMG LLP (“KPMG”), re-evaluated its historical accounting for the Warrants and concluded it must amend the accounting treatment of the Warrants recorded to the Company’s consolidated financial statements as a result of the Company’s merger with SCH (the “Merger”) and the reverse recapitalization that occurred on October 25, 2019. At that time, the Warrants were classified within equity. After reviewing the Statement, the Company concluded that the exercise and settlement features of the private placement warrants may change with a change in the holder, which precludes the private placement warrants from being considered indexed to the Company’s own stock and therefore, precludes the private placement warrants from meeting the scope exception from derivative accounting prescribed by Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). In addition, the Company concluded that the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s common stock, an event that is outside the control of the Company. As such, the Warrants do not meet the conditions to be classified within equity under the Statement and should be presented as a liability. Under ASC 815, the Company has concluded it should record the Warrants as a liability on the Company’s consolidated balance sheet at fair value as of the closing of the Merger, with subsequent changes in their fair value recognized in the Company’s consolidated statement of operations at each reporting date.

The Restatement gives effect to the correction of these errors in the Company’s consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Restatement of Previously Issued Statements,” for additional information.

In connection with the Restatement, management has concluded that the Company had a material weakness as of December 31, 2020, related to the accounting of the Warrants. Management has further concluded that its remediation plan with respect to its previously disclosed material weaknesses will be expanded to improve the process and controls in determining the appropriate accounting treatment for significant and unusual transactions including equity-linked instruments. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weaknesses identified, see Part II, Item 9A. “Controls and Procedures.”

Items Amended in this Amendment No. 2

For the convenience of the reader, this Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Restatement. The following items included in the Original Form 10-K have been amended to reflect the Restatement:

•Cautionary Note Regarding Forward-Looking Statements

•Part I, Item 1A, Risk Factors

•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk

•Part II, Item 8, Financial Statements and Supplementary Data

•Part II, Item 9A, Controls and Procedures

•Part IV, Item 15, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, and 32.1.

Except as described above, this Amendment No. 2 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment No. 2 does not reflect events occurring after the Original Filing and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

VIRGIN GALACTIC HOLDINGS, INC.

Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us,” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Cautionary Note Regarding Forward-Looking Statements (As Restated)
This Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report on Form 10-K/A”) contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management. Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases, or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements.
Except with respect to statements in this Annual Report on Form 10-K/A revised or provided to reflect the effects of the Restatement, forward-looking statement herein speak as of the Original Form 10-K, unless specifically stated to be made as a different date, and we have not updated forward-looking statements to reflect events occurring after the Original Form 10-K.

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
•our ability to timely and effectively remediate material weaknesses and maintain effective internal control over financial reporting and disclosure and procedures; and

•our ability to continue to use, maintain, enforce, protect and defend our owned and licensed intellectual property, including the Virgin brand.

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations below” and for the reasons described elsewhere in this Annual Report on Form 10-K/A. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

The Virgin Galactic Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States. Under this method of accounting, Social Capital Hedosophia Holdings Corp. was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the pre-Virgin Galactic Business Combination shareholders of the VG Companies having a relative majority of the voting power of the combined entity, the operations of the VG Companies prior to the Virgin Galactic Business Combination comprising the only ongoing operations of the combined entity, and senior management of the VG Companies comprising the majority of the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity, including those included in this Annual Report on Form 10-K/A represent a continuation of the financial statements of the VG Companies with the acquisition being treated as the equivalent of the VG Companies issuing stock for the net assets of Social Capital Hedosophia Holdings Corp., accompanied by a recapitalization. The net assets of Social Capital Hedosophia Holdings Corp. are stated at historical cost, with no goodwill or other intangible assets recorded.
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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Information page of our website at virgingalactic.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K/A.

Item 1A. Risk Factors (As Restated in Part)
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider carefully the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K/A, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Except for the New Risk Factor included below and the risk factor entitled, “We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability,” this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments following the Original Form 10-K. All risk factors, however, should be read in context of the New Risk Factor.
New Risk Factors
We have identified a material weakness in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
Subsequent to Original Form 10-K, management identified a material weakness in our internal control over financial reporting related to conclusions in our accounting for warrants issued as part of SCH's initial public offering in 2017 and assumed in connection with our Business Combination. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed in Item 9A – “Controls and Procedures” of this Annual Report Form 10-K/A, we have re-evaluated our assessment of the effectiveness of internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2020.
The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plan has commenced and is being overseen by the Audit Committee. However, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
Risks Related to Our Business (As Restated in Part)
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred net losses of $644.9 million, $215.1 million and $138.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. While we have generated limited revenue from flying payloads into space, we have not yet started commercial human spaceflight operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
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

Item 6. Selected Consolidated Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of the VG Companies and their subsidiaries prior to the consummation of the Virgin Galactic Business Combination and Virgin Galactic Holdings, Inc. and its subsidiaries after consummation of the Virgin Galactic Business Combination. Prior to the Virgin Galactic Business Combination and prior to the series of Vieco 10 reorganization steps, Galactic Ventures, LLC ("GV"), a wholly-owned subsidiary of Vieco 10, was the direct parent of VG Companies.
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in this Annual Report on Form 10-K/A, our actual results may differ materially from those anticipated in these forward-looking statements.
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2020 and 2019. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2019 and 2018 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019.
Restatement
As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements, we are restating our consolidated financial statements and related financial information for the years ended December 31, 2020 and 2019. The following discussion and analysis of our financial condition and results of operations is based on the restated amounts. See Note 2 to our consolidated financial statements, which accompany the financial statements in Item 8 of this Annual Report on Form 10-K/A, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings respect to our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K/A.
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
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on 10-K/A titled “Risk Factors.”

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

As of the date of the Annual Report on Form 10-K, all of our employees whose work requires them to be in our facilities are now back on-site and we continue with our implemented and established strict protocols to ensure employee safety, including enforcing staggered shifts to lower on-site density and re-working communications processes with engineers who are primarily working from home. We have, however, experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so until case levels are lowered and vaccinations are more readily available.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue well into 2021. The full impact of the COVID-19 pandemic on our business and results of our future operations will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, and/or further restrict travel. We believe our cash and cash equivalents on hand at December 31, 2020 and management's operating plan will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K/A. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs.

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
Component of Results of Operations (As Restated)
Revenue
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
Change in Fair Value of Warrants
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. Certain warrants issued as part of the Company's initial public offering in 2017 and assumed upon the consummation of the Business Combination were recorded at their fair value on the date of the Business Combination and are remeasured as of any warrant exercise date and at the end of each reporting period.

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
Results of Consolidated Operations (As Restated)

The following tables set forth our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparisons of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2020	2019
	(In thousands)
Revenue	$238	$3,781
Cost of revenue	173	2,004
Gross profit	65	1,777
Operating expenses:
Selling, general and administrative expenses	116,592	82,166
Research and development expenses	158,757	132,873
Operating loss	(275,284)	(213,262)
Change in the fair value of warrants	(371,852)	(4,180)
Interest income	2,277	2,297
Interest expense	(36)	(36)
Other income	14	128
Loss before income taxes	(644,881)	(215,053)
Income tax expense	6	62
Net loss	$(644,887)	$(215,115)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Revenue	$238	$3,781	$(3,543)	(94)%

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

Change in the Fair Value of Warrants

	Years Ended December 31,		$ Change	% Change
	2020	2019
	(In thousands, except %)
Change in fair value of warrants	$(371,852)	$(4,180)	$(367,672)	8,796%
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. Certain warrants issued as part of the Company's initial public offering in 2017 and assumed upon the consummation of the Business Combination were recorded at their fair value on the date of the Business Combination and are remeasured as of any warrant exercise date and at the end of each reporting period. The increase was primarily due to the increase in market volatility and price of our shares during the year ended December 31, 2020.
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
Liquidity and Capital Resources (As Restated)
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
As described above, the COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations. We expect this to continue in 2021, however, the full impact on our future business and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, and /or further restrict travel. We believe our cash and cash equivalents on hand at December 31, 2020 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K/A.
Historical Cash Flows

	Years Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by (used in)
Operating activities	$(233,159)	$(209,111)
Investing activities	(17,201)	(13,856)
Financing activities	436,594	634,320
Net change in cash and cash equivalents and restricted cash	$186,234	$411,353

Operating Activities
Net cash used in operating activities was $233.2 million for the year ended December 31, 2020, primarily consisting of $644.9 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $9.8 million, stock based compensation expense of $30.3 million and change in fair value of warrants of $371.9 million, as well as a $0.3 million increase in cash consumed by working capital purposes. The increase in cash consumed by working capital purposes was primarily driven by an increase in certain assets including prepayments and other current assets and related party receivables, as well as a decrease in accounts payable and accrued liabilities. This increase in cash consumed by working capital was partially offset by a decrease in inventories and an increase in other current and noncurrent liabilities.
Net cash used in operating activities was $209.1 million for the year ended December 31, 2019, primarily consisting of $215.1 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of

$7.0 million, stock based compensation expense of $2.5 million, and change in fair value of warrants of $4.2 million, as well as a $7.2 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including inventories, prepayments and other current assets alongside a decrease in certain liabilities including accounts payable and accrued liabilities. This increase in cash consumed by working capital was partially offset by an increase in certain liabilities including amounts due to related parties, net and customer deposits, alongside a decrease in certain assets including accounts receivable and other noncurrent assets.
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
The commercial launch of our human spaceflight program and the anticipated expansion of our fleet have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risk and uncertainties are described in more detail in this Annual Report on Form 10-K/A under the heading Item 1A. “Risk Factors—Risks Related to Our Business.”
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
2 Notes payable relate to a secured loan obtained in June, 2020, to finance the purchase of software licenses. The loan is payable in annual installments, with the final payment due on October 1, 2022. See footnote 10 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Critical Accounting Policies and Estimates (As Restated)
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 2 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for information about these critical accounting policies, as well as a description of our other significant accounting policies.
Inventories
Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer specific contracts. Inventories are stated at the lower of cost or net realizable value. At the end of each period we evaluate whether the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods. Our status of pre-technical feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charged to R&D expense.

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

Stock-Based Compensation
In connection with the Virgin Galactic Business Combination, our board of directors and stockholders adopted the 2019 Incentive Award Plan (the "2019 Plan"). Pursuant to the 2019 Plan, up to 21,208,755 shares of common stock have been reserved for issuance to employees, consultants and directors. Please refer to Note 14 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for further information regarding stock-based compensation.

Warrant Liability

We account for the public and private placement warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized as a component of non-operating income (expense) on the statement of operations and comprehensive loss. Please refer to Note 3(m) in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for further information regarding the fair value measurement of our warrant liability. We will continue to adjust the liability for changes in fair value until the earlier of the exercise, redemption or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants will be reclassified to additional paid-in capital. All public warrants were either exercised or redeemed as of April 30, 2020. Approximately 5.3 million of private placement warrants were redeemed during April 2021.

Recent Accounting Pronouncements
Please refer to Note 4 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K/A.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk (As Restated)
We have operations within the United States and the United Kingdom and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. We are also exposed to market risk from changes in our stock prices, which impact the fair value of our warrant liability. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
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

Item 9A. Controls and Procedures (As Restated)

Background of Material Weaknesses

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

During the fourth quarter of 2020, the Company completed its testing of the newly designed controls. Based on the foregoing remediation activities and testing of controls, management determined that the above material weaknesses were remediated as of December 31, 2020.

Subsequent to the filing of our Annual Report on Form 10-K on March 1, 2021, management identified a material weakness in our internal control over financial reporting, described below, related to accounting for warrants issued in connection with our Business Combination.

The material weakness is related to an incorrect accounting of the warrants related to the Virgin Galactic Business Combination for which we did not identify and evaluate the appropriate accounting technical pronouncements and other literature for this significant transaction. We are improving these processes to ensure that the nuances of such significant or unusual transactions are effectively evaluated in the context of the increasingly complex accounting standards. This material weaknesses resulted in adjustments to liability, equity and changes in fair value related to warrants.

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

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 1, 2021, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

In light of the material weaknesses in our internal control over financial reporting, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with GAAP. Following such additional analyses and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K/A, in conformity with GAAP.

Management's Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. On March 1, 2021, we filed our Original Form 10-K for the year ended December 31, 2020. Based on that earlier evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequently, we identified a deficiency in internal control over financial reporting as of December 31, 2020 as our control related to the identification and evaluation of the appropriate accounting technical pronouncements and other literature for the classification and measurement of the warrants related to our Business Combination transaction did not include consideration of validating our conclusions with additional technical resources. As a result of this deficiency, material misstatements were identified related to the classification and measurement of warrants assumed in the transaction, as further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K/A. The control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents material weakness in our internal control over financial reporting and our internal control over financial reporting was ineffective as of December 31, 2020.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in the Annual Report on Form 10-K/A and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above in this Item 9A, there has been no change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
___________________

(1) Amounts reflect the full grant-date fair value of stock awards granted during 2020 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 14 in our consolidated financial statements included in this Annual Report. The table below shows the aggregate numbers of RSU awards held as of December 31, 2020 by each director.

Name	Restricted Stock Units Outstanding at Fiscal Year End
Dr. Wanda Austin	24,864
Craig Kreeger	24,864
George Mattson	24,864
Dr. James Ryans	24,864

Compensation Committee Report

The compensation committee has discussed and reviewed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

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

(4) The amounts shown in this column represent the grant date fair value RSUs and stock options awarded to the named executive officers in the applicable year, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of forfeitures as required by SEC regulations. We provide information regarding the assumptions used to calculate the value of all option and RSU awards made to executives in Note 14 to our financial statements included in this Annual Report on Form 10-K/A. In addition, with respect to 2020, the amounts include the incremental fair value associated with the modification of December 2019 RSU's granted to Messrs. Whitesides, Campagna, Moses and Palermo (to remove a stock price goal as a vesting condition).

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

(3) The amounts in the table reflect the full grant date fair value of time-vesting option and RSU awards computed in accordance with the requirements of ASC Topic 718, but excluding any impact of forfeitures as required by SEC regulations. We provide information regarding the assumptions used to calculate the value of all option and RSU awards made to executives in Note 14 in our consolidated financial statements included elsewhere in our Form 10-K/A.

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

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on
Form 10-K/A.

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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Warrant Agreement, dated September 13, 2017, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-38202	4.4	09/18/2017
4.3	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38202	4.4	02/28/2020
10.1	Form of Indemnification Agreement	S-4/A	333-233098	10.46	10/03/2019
10.2(1)	2019 Incentive Award Plan	8-K	001-38202	10.2	10/29/2019
10.2(a)(1)	Form of Director Restricted Stock Unit Award Agreement	S-4	333-233098	10.26	08/07/2019
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(b)	10/29/2019
10.2(c)(1)	Form of Stock Option Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(c)	10/29/2019
10.3(1)	Amended Non-Employee Director Compensation Program	10-K	001-38202	10.3	3/01/2021
10.4(1)(4)	Amended and Restated Employment Agreement, dated July 13, 2020, by and among the Registrant, Virgin Galactic, LLC and George Whitesides	8-K	001-38202	10.2	7/15/2020
10.5	Form of Restricted Stock Unit Award Agreement with George Whitesides	8-K	001-38202	10.3	7/15/2020
10.6(1)(4)	Employment Agreement, dated October 25, 2019, by and among the Registrant, Virgin Galactic, LLC and Michael Moses	8-K	001-38202	10.5	10/29/2019
10.7(1)(4)	Amended and Restated Employment Agreement, dated January 13, 2020, by and among the Registrant, TSC, LLC, Virgin Galactic Holdings, LLC and Enrico Palermo	S-1/A	333-234770	10.6	02/14/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.8(1)(4)	Employment Agreement, dated October 25, 2019, by and among the Registrant, Virgin Galactic Holdings, LLC and Jonathan Campagna	8-K	001-38202	10.7	10/29/2019
10.9(1)(4)	Employment Agreement, dated July 10, 2020, by and between the Registrant, Virgin Galactic, LLC and Michael Colglazier, Form of Restricted Stock Unit Award Agreement with Michael Colglazier and Form of Stock Option Award Agreement with Michael Colglazier	8-K	001-38202	10.1	07/15/2020
10.10(1)(4)	Employment Agreement, dated December 2, 2019, by and among the Registrant, Virgin Galactic Holdings, LLC and Michelle Kley	10-K	001-38202	10.1	03/01/2021
10.11(1)(4)	Employment Agreement, dated February 22, 2021, by and among the Registrant, Virgin Galactic, LLC and Doug Ahrens	10-K	001-38202	10.11	03/01/2021
10.12	Purchase Agreement, dated July 9, 2019, by and among the Registrant, Chamath Palihapitiya and Vieco 10 Limited	8-K/A	001-38202	10.1	07/11/2019
10.12(a)	Assignment, Consent and Waiver Agreement, dated October 2, 2019, by and among the Registrant, Chamath Palihapitiya, Vieco 10 Limited and Vieco USA, Inc.	S-4	333-233098	10.19(a)	10/03/2019
10.13	Stockholders’ Agreement, dated October 25, 2019, by and among the Registrant, SCH Sponsor Corp., Chamath Palihapitiya and Vieco USA, Inc.	8-K	001-38202	10.9	10/29/2019
10.13(a)	Joinder to Stockholders’ Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	05/01/2020
10.13(b)	Joinder to Stockholders’ Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020
10.14	Amended and Restated Registration Rights Agreement, dated October 25, 2019, by and among the Registrant, Vieco USA, Inc., SCH Sponsor Corp. and Chamath Palihapitiya.	8-K	001-38202	10.10	10/29/2019
10.14(a)	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.10(a)	05/01/2020
10.14(b)	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.2	07/31/2020
10.15(2)	Deed of Novation, Amendment and Restatement, dated July 9, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.20	08/07/2019
10.15(a)(2)	Deed of Amendment, dated October 2, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.21(a)	10/03/2019
10.16(2)	U.S. Transition Services Agreement, dated October 25, 2019, by and among TSC LLC, Virgin Galactic, LLC, Galactic Ventures LLC and Virgin Orbit. LLC	8-K	001-38202	10.12	10/29/2019
10.17(2)	U.K. Transition Services Agreement, dated October 25, 2019, by and between Virgin Galactic Limited and Virgin Management Limited	8-K	001-38202	10.13	10/29/2019
10.18(2)	Spacecraft Technology License Agreement, dated September 24, 2004, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.27	08/07/2019
10.18(a)(2)	Amendment No. 1 to the Spacecraft Technology License Agreement, dated July 27, 2009, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.28	08/07/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.19	Facilities Lease, dated December 31, 2008, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.29	08/07/2019
10.19(a)	First Amendment to the Facilities Lease, dated 2009, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.30	08/07/2019
10.20	Building 79A Lease Agreement, dated January 1, 2018, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.32	09/13/2019
10.21	Land Lease Agreement, dated October 1, 2010, by and between East Kern Airport District and TSC, LLC	S-4	333-233098	10.33	09/13/2019
10.21(a)	Amendment No. 1 to the Land Lease Agreement, dated October 1, 2013, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.34	09/13/2019
10.22	Site 14 Lease Agreement, dated February 18, 2015, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.35	09/13/2019
10.23	First Amendment to the Site 14 Lease Agreement, dated July 1, 2017, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.36	09/13/2019
10.24	Building 79B Lease Agreement, dated March 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.37	10/03/2019
10.24(a)	First Amendment to Building 79B Lease, dated June 2, 2014, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.38	10/03/2019
21.1	List of Subsidiaries	10-K	001-38202	10.11	03/01/2021
23.1	Consent of KPMG LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)	10-K	001-38202	24.1	03/01/2021	*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Item 16. Form 10-K/A Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Virgin Galactic Holdings, Inc.

Date: May 10, 2021		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2021		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Colglazier and Jonathan Campagna, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file and sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Colglazier	Chief Executive Officer and President (Principal Executive Officer) and Director	May 10, 2021
Michael Colglazier

/s/ Douglas Ahrens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 10, 2021
Douglas Ahrens

/s/ Chamath Palihapitiya	Director	May 10, 2021
Chamath Palihapitiya

/s/ Wanda Austin	Director	May 10, 2021
Wanda Austin

/s/ Adam Bain	Director	May 10, 2021
Adam Bain

/s/ Craig Kreeger	Director	May 10, 2021
Craig Kreeger

/s/ Evan Lovell	Director	May 10, 2021
Evan Lovell

/s/ George Mattson	Director	May 10, 2021
George Mattson

/s/ W. Gilbert West	Director	May 10, 2021
W. Gilbert West

(1)These financial statements are restated, as described in Note 2 — Restatement of Previously Issued Financial Statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated March 1, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for a material weakness related to accounting classification and measurement of warrant liabilities, as to which the date is May 10, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Correction of a Misstatement

As discussed in Note 2 to the consolidated financial statements, the 2020 and 2019 consolidated financial statements have been restated to correct a misstatement.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and development costs

As discussed in Note 3(s) to the consolidated financial statements, the Company expenses all research and development costs incurred to develop its spaceflight systems and flight profiles. The Company incurred $158.8 million of research and development costs during the year ended December 31, 2020.

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

Warrant liability

As discussed in Notes 3 and 12 to the consolidated financial statements, the Company has 8,000,000 private placement warrants outstanding as of December 31, 2020 (the “private placement warrants”). The private placement warrants are classified as a liability and remeasured at fair value at each reporting date. The estimated fair value of the warrant liability as of December 31, 2020 was $135.4 million.

We identified the evaluation of the fair value of the of private placement warrants as a critical audit matter. Subjective auditor judgment, as well as specialized skills and knowledge, were required in applying procedures and evaluating results from such procedures over the Black-Scholes option model used to calculate the estimated fair value of the warranty liability. This included a significant assumption related to the expected price volatility of the Company’s common stock.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in (1) assessing the expected price volatility of the Company’s common stock by performing an independent calculation and comparing to the price volatility used by the Company, and (2) developing an independent fair value of the private placement warrants using a Black-Scholes option model based upon independently sourced assumptions and data and comparing it to the Company’s estimate of fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California
March 1, 2021, except for Note 2, 3, 11, 12, and 13, and for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to classification and measurement of warrant liabilities, as to which the date is May 10, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Virgin Galactic Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Virgin Galactic Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021, except as to Note 2, 3, 11, 12, and 13, and for the restatement as to the effectiveness of internal control over financial reporting for a material weakness related to classification and measurement of warrant liabilities, as to which is as of May 10, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the identification and evaluation of the appropriate technical accounting pronouncements and other literature for the classification and measurement of the warrants related to the Company's business combination transaction did not include consideration of validating the conclusions with additional technical resources has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Los Angeles, California
March 1, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to classification and measurement of warrant liabilities, as to which the date is May 10, 2021

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2020	2019
	(As Restated) (1)	(As Restated) (1)
Assets
Current assets
Cash and cash equivalents	$665,924	$480,443
Restricted cash	13,031	12,278
Accounts receivable	470	461
Inventories	30,483	31,855
Prepayments and other current assets	17,949	16,672
Due from related party, net	70	—
Total current assets	727,927	541,709
Property, plant, and equipment, net	53,148	44,295
Right-of-use asset	19,914	16,927
Other noncurrent assets	3,001	2,615
Total assets	$803,990	$605,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,998	$7,038
Current portion of operating lease obligation	2,384	2,354
Current portion of finance lease obligation	136	47
Current portion of note payable	310	—
Accrued liabilities	22,982	22,277
Customer deposits	83,211	83,362
Due to related parties, net	—	767
Total current liabilities	115,021	115,845
Note payable, net of current portion	310	—
Operating lease obligation, net of current portion	24,148	21,867
Financing lease obligation, net of current portion	236	274
Warrant liability	135,440	124,330
Other long-term liabilities	$1,757	—
Total liabilities	$276,912	$262,316
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 236,123,659 and 196,001,038 shares issued and outstanding as of December 31, 2020 and 2019, respectively	23	20
Additional paid-in capital	1,297,794	469,008
Accumulated deficit	(770,744)	(125,857)
Accumulated other comprehensive income	5	59
Total stockholders' equity	527,078	343,230
Total liabilities and stockholders' equity	$803,990	$605,546
(1)For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)

	Years Ended December 31,
	2020	2019	2018
	(As Restated) (1)	(As Restated) (1)
Revenue	$238	$3,781	$2,849
Cost of revenue	173	2,004	1,201
Gross profit	65	1,777	1,648
Selling, general, and administrative expenses	116,592	82,166	50,902
Research and development expenses	158,757	132,873	117,932
Operating loss	(275,284)	(213,262)	(167,186)
Change in fair value of warrants	(371,852)	(4,180)	—
Interest income	2,277	2,297	633
Interest expense	(36)	(36)	(10)
Other income	14	128	28,571
Loss before income taxes	(644,881)	(215,053)	(137,992)
Income tax expense	6	62	147
Net loss	(644,887)	(215,115)	(138,139)
Other comprehensive loss:
Foreign currency translation adjustment	(54)	(23)	(52)
Total comprehensive loss for the year	$(644,941)	$(215,138)	$(138,191)

Net loss per share:
Basic and diluted	$(2.94)	$(1.11)	$(0.71)

Weighted-average shares outstanding:
Basic and diluted	219,107,905	194,378,154	193,663,150
(1)For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Equity
(In thousands except for per unit and share data)
(As restated for the years ended December 31, 2020, and 2019) (1)

		Member's Equity		Preferred Stock		Common Stock		Additional paid-in capital		Accumulated Other Comprehensive Income (Loss)
	Net Parent Investment	Units	Member's Capital	Shares	Par Value	Common Stock	Par Value		Accumulated Deficit		Total
Balance as of December 31, 2017	$22,933	—	$—	—	$—	—	$—	$—	$—	$134	$23,067
Net loss	(138,139)	—	—	—	—	—	—	—		—	(138,139)
Other comprehensive loss	—	—	—	—	—	—	—	—		(52)	(52)
Net transfer from Parent Company	156,683	—	—	—	—	—	—	—		—	156,683
Balance as of December 31, 2018	41,477	—	—	—	—	—	—	—	—	82	41,559
Net loss	(89,258)	—	—	—	—	—			(125,857)	—	(215,115)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(23)	(23)
Net transfer from Parent Company	106,119	—	—	—	—	—	—	—	—	—	106,119
Contributions from Parent Company	—	—	56,310	—	—	—	—	—	—	—	56,310
Conversion from net parent investment into members' equity	(58,338)	100	58,338	—	—	—	—	—	—	—	—
Conversion of members' equity into common stock	—	(100)	(114,648)	—	—	114,790,438	12	114,636	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	2,535	—	—	2,535
Issuance of common stock, net of costs	—	—	—	—	—	1,924,402	—	20,000	—	—	20,000
Effect of reverse recapitalization, net of costs	—	—	—	—	—	79,286,198	8	331,837	—	—	331,845
Balance as of December 31, 2019	—	—	—	—	—	196,001,038	20	469,008	(125,857)	59	343,230
Net loss	—	—	—	—	—	—	—	—	(644,887)	—	(644,887)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	—	—	30,324	—	—	30,324
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	—	—	—	2,119,803	—	(2,188)	—	—	(2,188)
Common stock issued related to warrants exercised	—	—	—	—	—	14,402,818	1	360,741	—	—	360,742
Issuance of common stock	—	—	—	—	—	23,600,000	2	460,198	—	—	460,200
Transaction costs	—	—	—	—	—	—	—	(20,289)	—	—	(20,289)
Balance as of December 31, 2020	—	—	—	—	—	236,123,659	$23	$1,297,794	$(770,744)	$5	$527,078
(1)For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018
	(As Restated) (1)	(As Restated) (1)
Cash flows from operating activities
Net loss	$(644,887)	$(215,115)	$(138,139)
Stock-based compensation	30,324	2,535	—
Depreciation and amortization	9,781	6,999	5,807
Change in fair value of warrant liability	371,852	4,180	—
Deferred rent	—	—	(547)
(Gain) loss on disposal of property, plant and equipment	96	(555)	25
Change in assets and liabilities
Accounts receivable	(106)	819	(416)
Inventories	1,371	(8,566)	(13,122)
Prepayments and other current assets	(342)	(12,476)	(76)
Other noncurrent assets	(1,131)	1,178	101
Due (to) from related party, net	(838)	9,734	(1,786)
Accounts payable and accrued liabilities	(1,010)	(323)	3,690
Customer deposits	(151)	2,479	(1,240)
Other long-term liabilities	1,882	—	—
Net cash used in operating activities	(233,159)	(209,111)	(145,703)
Cash flows from investing activity
Capital expenditures	(17,201)	(13,856)	(10,590)
Cash used in investing activity	(17,201)	(13,856)	(10,590)
Cash flows from financing activities
Payments of finance lease obligations	(123)	(104)	(88)
Repayment of note payable	(310)	—	—
Net transfer from Parent Company	—	106,119	156,683
Proceeds from Parent Company	—	56,310	—
Proceeds from issuance of common stock pursuant to stock options exercised	2,582	—	—
Proceeds from issuance of common stock	460,200	20,000	—
Proceeds from reverse recapitalization	—	500,000	—
Payments for reverse recapitalization and common stock issuance costs	(20,988)	(48,005)	—
Withheld taxes paid on behalf of employees on net settled stock-based awards	(4,767)	—	—
Net cash provided by financing activities	436,594	634,320	156,595
Net increase in cash and cash equivalents	186,234	411,353	302
Cash, cash equivalents and restricted cash at beginning of year	492,721	81,368	81,066
Cash, cash equivalents and restricted cash at end of year	$678,955	$492,721	$81,368

Cash and cash equivalents	$665,924	$480,443	$73,990
Restricted cash	13,031	12,278	7,378
Cash, cash equivalents and restricted cash	$678,955	$492,721	$81,368
(1)For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
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

As of the date of this Annual Report on Form 10-K/A, all our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so.

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

(2)    Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheets as of December 31, 2020 and 2019 and its consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity and consolidated statements of cash flows for the years ended December 31, 2020 and 2019, along with certain related notes to such restated consolidated financial statements.

The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain of its issued warrants, which came to light when the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in September 2017. Based on ASC 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations and comprehensive loss.

The Company determined that the financial statements should be restated to reflect these warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in the statements of operations and comprehensive loss for all periods since issuance.

In addition to the restatement of the consolidated financial statements, the Company has also restated the following notes for the years ended December 31, 2020 and December 31, 2019 to reflect the error corrections noted above.

    •         Note 3 – Summary of Significant Accounting Policies

    •         Note 11 – Income Taxes
    •         Note 12 – Stockholders' Equity

    •         Note 13 – Earnings Per Share
    •         Note 18 – Quarterly Financial Data (unaudited)

The following table represents the estimated fair value of the Company’s public and private warrant liabilities recorded on our balance sheet along with changes in fair value which are recorded as other income and expense on our statement of operations and the fair value of common stock issued on the date of exercise, which were recorded as additional paid in capital. Additionally, we have restated our 2019 financial statements to reflect the initial warrant liability at the time of the Virgin Galactic Business Combination of approximately $120.2 million with an offsetting amount recorded as a reduction in additional paid in capital.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Public Warrants	Private Placement Warrants	Total
	(In thousands)
Initial Warrant Liability at October 25, 2019	$73,830	$46,320	$120,150
Change in Fair Value during 2019	3,220	960	4,180
Warrant Liability at December 31, 2019	$77,050	$47,280	$124,330
Redemption/Exercises of Warrants during 2020	(360,742)	—	(360,742)
Change in Fair Value during 2020	283,692	88,160	371,852
Total liability at fair value	$—	$135,440	$135,440

The following presents the restated financial statements as of December 31, 2020 and 2019, for the years ended December 31, 2020 and 2019. The following also presents a reconciliation of the balance sheets, statements of operations and comprehensive loss and statements of cash flows from the prior periods as previously reported to the restated amounts as of the aforementioned periods. The statements of stockholders’ equity for the years ended December 31, 2020 and 2019 have been restated respectively, for the restatement impact to net loss, additional paid-in capital, and accumulated deficit. See the statement of operations and comprehensive loss reconciliation tables below for additional information on the restatement and impact to net loss.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2020
		Restatement
	As Filed	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$665,924	$—	$665,924
Restricted cash	13,031	—	13,031
Accounts receivable	470	—	470
Inventories	30,483	—	30,483
Prepayments and other current assets	17,949	—	17,949
Due from related party, net	70	—	70
Total current assets	727,927	—	727,927
Property, plant, and equipment, net	53,148	—	53,148
Right-of-use asset	19,914	—	19,914
Other noncurrent assets	3,001	—	3,001
Total assets	$803,990	$—	$803,990
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,998	$—	$5,998
Current portion of operating lease obligation	2,384	—	2,384
Current portion of finance lease obligation	136	—	136
Current portion of note payable	310	—	310
Accrued liabilities	22,982	—	22,982
Customer deposits	83,211	—	83,211
Due to related parties, net	—	—	—
Total current liabilities	115,021	—	115,021
Note payable, net of current portion	310	—	310
Operating lease obligation, net of current portion	24,148	—	24,148
Financing lease obligation, net of current portion	236	—	236
Warrant liability	—	135,440	135,440
Other long-term liabilities	$1,757	$—	$1,757
Total liabilities	$141,472	$135,440	$276,912
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock	—	—	—
Common stock	23	—	23
Additional paid-in capital	1,057,202	240,592	1,297,794
Accumulated deficit	(394,712)	(376,032)	(770,744)
Accumulated other comprehensive income	5	—	5
Total stockholders' equity	662,518	(135,440)	527,078
Total liabilities and stockholders' equity	$803,990	$—	$803,990

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2019
		Restatement
	As Filed	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$480,443	$—	$480,443
Restricted cash	12,278	—	12,278
Accounts receivable	461	—	461
Inventories	31,855	—	31,855
Prepayments and other current assets	16,672	—	16,672
Due from related party, net	—	—	—
Total current assets	541,709	—	541,709
Property, plant, and equipment, net	44,295	—	44,295
Right-of-use asset	16,927	—	16,927
Other noncurrent assets	2,615	—	2,615
Total assets	$605,546	$—	$605,546
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,038	$—	$7,038
Current portion of operating lease obligation	2,354	—	2,354
Current portion of finance lease obligation	47	—	47
Current portion of note payable	—	—	—
Accrued liabilities	22,277	—	22,277
Customer deposits	83,362	—	83,362
Due to related parties, net	767	—	767
Total current liabilities	115,845	—	115,845
Note payable, net of current portion	—	—	—
Operating lease obligation, net of current portion	21,867	—	21,867
Financing lease obligation, net of current portion	274	—	274
Warrant liability	—	124,330	124,330
Other long-term liabilities	—	$—	—
Total liabilities	$137,986	$124,330	$262,316
Stockholders' Equity
Preferred stock	—	—	—
Common stock	20	—	20
Additional paid-in capital	589,158	(120,150)	469,008
Accumulated deficit	(121,677)	(4,180)	(125,857)
Accumulated other comprehensive income	59	—	59
Total stockholders' equity	467,560	(124,330)	343,230
Total liabilities and stockholders' equity	$605,546	$—	$605,546

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
		Restatement
	As Filed	Adjustments	As Restated
Revenue	$238	$—	$238
Cost of revenue	173	—	173
Gross profit	65	—	65
Selling, general, and administrative expenses	116,592	—	116,592
Research and development expenses	158,757	—	158,757
Operating loss	(275,284)	—	(275,284)
Change in fair value of warrants	—	(371,852)	(371,852)
Interest income	2,277	—	2,277
Interest expense	(36)	—	(36)
Other income	14	—	14
Loss before income taxes	(273,029)	(371,852)	(644,881)
Income tax expense	6	—	6
Net loss	(273,035)	(371,852)	(644,887)
Other comprehensive loss:
Foreign currency translation adjustment	(54)	—	(54)
Total comprehensive loss for the year	$(273,089)	$(371,852)	$(644,941)
Net loss per share:
Basic and diluted	$(1.25)	$(1.69)	$(2.94)
Weighted-average shares outstanding:
Basic and diluted	219,107,905		219,107,905

	Year Ended December 31, 2019
		Restatement
	As Filed	Adjustments	As Restated
Revenue	$3,781	$—	$3,781
Cost of revenue	2,004	—	2,004
Gross profit	1,777	—	1,777
Selling, general, and administrative expenses	82,166	—	82,166
Research and development expenses	132,873	—	132,873
Operating loss	(213,262)	—	(213,262)
Change in fair value of warrants	—	(4,180)	(4,180)
Interest income	2,297	—	2,297
Interest expense	(36)	—	(36)
Other income	128	—	128
Loss before income taxes	(210,873)	(4,180)	(215,053)
Income tax expense	62	—	62
Net loss	(210,935)	(4,180)	(215,115)
Other comprehensive loss:
Foreign currency translation adjustment	(23)	—	(23)
Total comprehensive loss for the year	$(210,958)	$(4,180)	$(215,138)
Net loss per share:
Basic and diluted	$(1.09)	$(0.02)	$(1.11)
Weighted-average shares outstanding:
Basic and diluted	194,378,154		194,378,154

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
		Restatement
	As Filed	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(273,035)	$(371,852)	$(644,887)
Stock-based compensation	30,324	—	30,324
Depreciation and amortization	9,781	—	9,781
Change in fair value of warrant liability	—	371,852	371,852
(Gain) loss on disposal of property, plant and equipment	96	—	96
Change in assets and liabilities
Accounts receivable	(106)		(106)
Inventories	1,371	—	1,371
Prepayments and other current assets	(342)	—	(342)
Other noncurrent assets	(1,131)	—	(1,131)
Due (to) from related party, net	(838)	—	(838)
Accounts payable and accrued liabilities	(1,010)	—	(1,010)
Customer deposits	(151)	—	(151)
Other long-term liabilities	1,882	—	1,882
Net cash used in operating activities	(233,159)	—	(233,159)
Cash flows from investing activity
Capital expenditures	(17,201)	—	(17,201)
Cash used in investing activity	(17,201)	—	(17,201)
Cash flows from financing activities
Payments of finance lease obligations	(123)	—	(123)
Repayment of note payable	(310)	—	(310)
Net transfer from Parent Company	—	—	—
Proceeds from Parent Company	—	—	—
Proceeds from issuance of common stock pursuant to stock options exercised	2,582	—	2,582
Proceeds from issuance of common stock	460,200	—	460,200
Proceeds from reverse recapitalization	—	—	—
Payments for reverse recapitalization and common stock issuance costs	(20,988)	—	(20,988)
Withheld taxes paid on behalf of employees on net settled stock-based awards	(4,767)	—	(4,767)
Net cash provided by financing activities	436,594	—	436,594
Net increase in cash and cash equivalents	186,234	—	186,234
Cash, cash equivalents and restricted cash at beginning of year	492,721	—	492,721
Cash, cash equivalents and restricted cash at end of year	$678,955	$—	$678,955

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
		Restatement
	As Filed	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(210,935)	$(4,180)	$(215,115)
Stock-based compensation	2,535	—	2,535
Depreciation and amortization	6,999	—	6,999
Change in fair value of warrant liability	—	4,180	4,180
(Gain) loss on disposal of property, plant and equipment	(555)	—	(555)
Change in assets and liabilities
Accounts receivable	819		819
Inventories	(8,566)	—	(8,566)
Prepayments and other current assets	(12,476)	—	(12,476)
Other noncurrent assets	1,178	—	1,178
Due (to) from related party, net	9,734	—	9,734
Accounts payable and accrued liabilities	(323)	—	(323)
Customer deposits	2,479	—	2,479
Net cash used in operating activities	(209,111)	—	(209,111)
Cash flows from investing activity
Capital expenditures	(13,856)	—	(13,856)
Cash used in investing activity	(13,856)	—	(13,856)
Cash flows from financing activities
Payments of finance lease obligations	(104)	—	(104)
Net transfer from Parent Company	106,119	—	106,119
Proceeds from Parent Company	56,310	—	56,310
Proceeds from issuance of common stock	20,000	—	20,000
Proceeds from reverse recapitalization	500,000	—	500,000
Payments for reverse recapitalization and common stock issuance costs	(48,005)	—	(48,005)
Net cash provided by financing activities	634,320	—	634,320
Net increase in cash and cash equivalents	411,353	—	411,353
Cash, cash equivalents and restricted cash at beginning of year	81,368	—	81,368
Cash, cash equivalents and restricted cash at end of year	$492,721	$—	$492,721

(3)     Summary of Significant Accounting Policies (As Restated)

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

(b)     Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP required us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for cost of revenue, useful lives of property, plant and equipment, net, accrued liabilities, income taxes including deferred tax assets and liabilities and impairment valuation, warrants, stock-based awards and contingencies.

(c)     Cash and Cash Equivalents

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

(f)     Inventory

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer specific contracts. Inventories are stated at the lower of cost or net realizable value. At the end of each period we evaluate whether the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods. The company’s status of pre-technical feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charged to R&D expense.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The Company determined the fair value of its public warrants, which are traded in active markets, using quoted market prices for identical instruments. Accordingly, the public warrants are classified as Level 1 financial instruments. As of December 31, 2020, there were no Public Warrants outstanding.

The Company determined the fair value of the private placement warrants using a Black-Scholes option model and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility for the year ended December 31, 2019 was based on the average of the actual market activity of the Company’s peer group and the implied volatility derived from the price of the public warrants. Volatility for the year ended December 31, 2020 was based on the actual market activity of the Company’s peer group as well as the Company's historical volatility since the Virgin Galactic Business Combination. The expected life was based on the remaining contractual term of the warrants, and the risk free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company calculated the estimated fair value of the private placement warrants on the date of the Virgin Galactic Business Combination, October 25, 2019, and at each subsequent reporting date using the following assumptions:

As of
December 31, 2020
Risk-free interest rate	0.25%
Contractual term	3.82 years
Expected volatility	80%

As of
December 31, 2019
Risk-free interest rate	1.68%
Contractual term	4.83 years
Expected volatility	60%

As of
October 25, 2019
Risk-free interest rate	1.65%
Contractual term	5.01 years
Expected volatility	55%

The carrying amounts included in the Consolidated Balance Sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 at fair value on a recurring basis:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$357,463	$—	$—
Certificate of deposit	93,802	—	—
Mutual Funds	$200,364	—	—
Total assets at fair value	$651,629	$—	$—

Liabilities
Warrant liability	$—	$—	$135,440
Total liabilities at fair value	$—	$—	$135,440

Fair Value of Measurements as of December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$423,149	$—	$—
Certificate of deposit	42,630	—	—
Total asset at fair value	$465,779	$—	$—

Liabilities
Warrant liability	$77,050	$—	$47,280
Total liabilities at fair value	$77,050	$—	$47,280

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The first qualifying milestone was not achieved under the Cash Incentive Plan. The second qualifying milestone under the Company’s multiyear cash incentive plan was amended upon the closing of the Virgin Galactic Business Combination such that the participants who remained continuously employed through the closing of the Virgin Galactic Business Combination were entitled to receive 100% of the bonus that such participant would have otherwise received upon the achievement of the original second qualifying milestone, as amended. The Company recognized and settled the $9.9 million in compensation costs owed to participants for the second qualifying milestone upon the closing of the Transaction. The remaining third milestone is deemed not probable of being achieved. As such, no accrual has been recorded related to this plan as of December 31, 2020 or December 31, 2019. In the event the Company believes a payment related to the Cash Incentive Plan will become probable in the future, an accrual will be recorded at that time based on the anticipated payout.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

(z)    Warrant Liability
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2 and Note 12) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that certain provisions in the Warrant Agreement related to the settlement amount based on the holder of the Warrant as well as certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Consolidated Statement of Operations and Comprehensive Loss in the period of change.
(4)    Recent Accounting Pronouncements
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(6)    Inventory
As of December 31, 2020 and 2019, inventory is comprised of the following:

	As of December 31,
	2020	2019
	(In thousands)
Raw Materials	$22,963	$25,326
Spare parts[1]	7,520	6,529
	$30,483	$31,855
________________________________

1We reclassified a portion of our property, plant and equipment in machinery and equipment to inventory, as part of our standardization of accounting policies across entities, for inventory and property, plant and equipment. This reclassification impacted prior reported balances. Please refer to footnote 3(y) for disclosure related to this reclassification.
For the year ended December 31, 2020, the Company increased the reserve for inventory obsolescence by $1.1 million. For the years ended December 31, 2020, 2019 and 2018, the write down of obsolete inventory was zero, $0.3 million, and zero, respectively.
(7)    Property, Plant, and Equipment, net
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
________________________________

1 We reclassified a portion of our property, plant and equipment in machinery and equipment to inventory, as part of our standardization of accounting policies across entities, for inventory and property, plant and equipment. This reclassification impacted prior reported balances. Please refer to footnote 3(y) for disclosure related to this reclassification.
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

31

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

32

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(9)    Accrued Liabilities

A summary of the components of accrued liabilities are as follows:

	As of December 31,
	2020	2019
	(In thousands)
Accrued payroll	$4,060	$2,027
Accrued vacation	4,624	2,797
Accrued bonus	6,892	6,502
Accrued inventory	950	1,460
Other accrued expenses	6,456	9,491
Total accrued liabilities	$22,982	$22,277

(10)     Long-term Debt

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
(11)    Income Taxes (As Restated)

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
For the years ended December 31, 2020, 2019 and 2018, loss before income taxes are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2020	2019	2018
	(In thousands)
U.S. operations	$(645,508)	$(215,585)	$(137,952)
Foreign operations	627	532	(40)
Loss before income taxes	$(644,881)	$(215,053)	$(137,992)

Income tax expense attributable to loss from continuing operations consists of:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2020
U.S. operations	$—	$—	$—
State and local	—	—	—
Foreign jurisdiction	(114)	120	6
	$(114)	$120	$6

Year ended December 31, 2019
U.S. operations	$—	$—	$—
State and local	27	—	27
Foreign jurisdiction	50	(15)	35
	$77	$(15)	$62

Year ended December 31, 2018
U.S. operations	$—	$—	$—
State and local	2	—	2
Foreign jurisdiction	142	3	145
	$144	$3	$147

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

The financial statements have been restated to reclassify warrants from equity to liabilities, see Note 2 - Restatement of Previously Issued Financial Statements for further detail. These reclassifications increased pre-tax book loss for years ended December 31, 2020 and 2019, but had no impact on the Company’s taxable losses and tax expense. The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2020		2019		2018
	(As Restated)		(As Restated)
	(In thousands)
Statutory rate	$(135,425)	21.0%	$(45,278)	21.1%	$(28,978)	21.0%
State income tax	14,645	(2.3)%	(5,867)	2.7%	(9,497)	6.9%
Research & Development	(10,785)	1.7%	(8,593)	4.0%	(3,806)	2.8%
Mark to market warrants	78,089	(12.1)%	877	(0.4)%	0	—%
Change in valuation allowance	58,685	(9.1)%	64,515	(30.0)%	43,476	(31.5)%
Reduction of allocated R&D from GV	0	—%	(8,376)	3.9%	0	—%
Stock-based compensation	(5,316)	0.8%	0	—%	0	—%
Benefit of foreign rate	(13)	—%	0	—%	0	—%
Other, net	126	—%	2,784	(1.3)%	(1,048)	0.8%
Total	6	—%	62	—%	147	—%

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research and development ("R&D") expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The R&D tax credit carryforward as of December 31, 2020 is $17.1 million and $9.0 million for Federal and State, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2039 for federal purposes. R&D credits generated for California purposes carry forward indefinitely.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision.

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

(12)    Stockholders' Equity (As Restated)

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

Stockholders' Agreement

In connection with the closing of the Virgin Galactic Business Combination, the Company entered into a stockholders’ agreement with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as Virgin Investments Limited (VIL) is entitled to designate two directors to the Company’s Board of Directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The Company determined that both the public warrants and the private placement warrants should be classified as a long-term liability in accordance with ASC 815-40. See Note 3(z). Warrant Liability for additional information on the accounting for warrants. The Company remeasures the fair value of the Warrants at each reporting date. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded expense of approximately $371.9 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively. The fair value of the warrant liability is approximately $135.4 million and $124.3 million as of December 31, 2020 and December 31, 2019, respectively. The private placement warrants are classified as Level 3 financial instruments as of December 31, 2020. See Note 3(m). Fair Value Measurements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(13)     Earnings Per Share (As Restated)

The following table presents net loss per share and related information:

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except for per share data)
Basic and diluted:
Net loss	$(644,887)	$(215,115)	$(138,139)
Weighted average common shares outstanding	219,107,905	194,378,154	193,663,150
Basic and diluted net loss per share	$(2.94)	$(1.11)	$(0.71)

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

As of December 31, 2020, 2019 and 2018, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 8,000,000, 30,999,977 and 30,999,977, respectively, shares and the dilutive effect of outstanding stock options and unvested RSUs, as described in Note 14, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
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

(15)    Commitments and Contingencies
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
(17)    Supplemental Cash Flow Information

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(18)    Quarterly Financial Data (unaudited) (As Restated)

Summarized unaudited quarterly financial data for quarters ended March 31, 2019 through December 31, 2020 is as follows:

Quarters Ended:	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except for per share data)
Revenue	$238	$—	$—	$—
Gross profit	$65	$—	$—	$—
Net loss	$(376,826)	$(72,114)	$(92,230)	$(103,717)

Basic net loss per share[1]	$(1.86)	$(0.34)	$(0.41)	$(0.44)
Diluted net loss per share[1]	$(1.86)	$(0.34)	$(0.41)	$(0.44)
Quarters Ended:	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except for per share data)
Revenue	$1,782	$638	$832	$529
Gross profit	$776	$360	$426	$215
Net loss	$(42,593)	$(44,068)	$(51,475)	$(76,979)

Basic net loss per share[1]	$(0.22)	$(0.23)	$(0.27)	$(0.40)
Diluted net loss per share[1]	$(0.22)	$(0.23)	$(0.27)	$(0.40)
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

The following presents the restated unaudited condensed consolidated financial statements for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020 and the three and nine month periods ended September 30, 2020. The following also presents a reconciliation of the balance sheets, statements of operations and comprehensive loss and statements of cash flows from the prior periods as previously reported to the restated amounts as of the aforementioned periods. The statements of stockholders’ equity for the periods have been restated respectively, for the restatement impact to net loss, additional paid-in capital, and accumulated deficit. See the statement of operations and comprehensive loss reconciliation tables below for additional information on the restatement and impact to net loss.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	As of March 31, 2020
		Restatement
	As Filed	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$419,374	$—	$419,374
Restricted cash	12,278	—	12,278
Inventories	28,797	—	28,797
Prepaid expenses and other current assets	14,879	—	14,879
Total current assets	475,328	—	475,328
Property, plant, and equipment, net	52,382	—	52,382
Other non-current assets	20,349	—	20,349
Total assets	$548,059	$—	$548,059
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,410	$—	$8,410
Accrued expenses	18,511	—	18,511
Customer deposits	83,264	—	83,264
Other current liabilities	3,207	—	3,207
Total current liabilities	113,392	—	113,392
Warrant liability	—	100,225	100,225
Other long-term liabilities	22,666	$—	22,666
Total liabilities	$136,058	$100,225	$236,283
Stockholders' Equity
Preferred stock	—	—	—
Common stock	21	—	21
Additional paid-in capital	593,582	220,851	814,433
Accumulated deficit	(181,607)	(321,076)	(502,683)
Accumulated other comprehensive income	5	—	5
Total stockholders' equity	412,001	(100,225)	311,776
Total liabilities and stockholders' equity	$548,059	$—	$548,059

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	As of June 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$359,912	$—	$359,912
Restricted cash	13,266	—	13,266
Inventories	28,605	—	28,605
Prepaid expenses and other current assets	13,859	—	13,859
Total current assets	415,642	—	415,642
Property, plant, and equipment, net	56,027	—	56,027
Other non-current assets	19,307	—	19,307
Total assets	$490,976	$—	$490,976
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,228	$—	$8,228
Accrued expenses	20,810	—	20,810
Customer deposits	81,734	—	81,734
Other current liabilities	2,926	—	2,926
Total current liabilities	113,698	—	113,698
Warrant liability	—	90,080	90,080
Other long-term liabilities	23,040	$—	23,040
Total liabilities	$136,738	$90,080	$226,818
Stockholders' Equity
Preferred stock	—	—	—
Common stock	21	—	21
Additional paid-in capital	598,337	240,592	838,929
Accumulated deficit	(244,125)	(330,672)	(574,797)
Accumulated other comprehensive income	5	—	5
Total stockholders' equity	354,238	(90,080)	264,158
Total liabilities and stockholders' equity	$490,976	$—	$490,976

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	As of September 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$741,575	$—	$741,575
Restricted cash	13,268	—	13,268
Inventories	25,147	—	25,147
Prepaid expenses and other current assets	9,871	—	9,871
Total current assets	789,861	—	789,861
Property, plant, and equipment, net	57,255	—	57,255
Other non-current assets	18,930	—	18,930
Total assets	$866,046	$—	$866,046
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,490	$—	$8,490
Accrued expenses	22,056	—	22,056
Customer deposits	83,190	—	83,190
Other current liabilities	2,300	—	2,300
Total current liabilities	116,036	—	116,036
Warrant liability	—	105,360	105,360
Other long-term liabilities	23,763	$—	23,763
Total liabilities	$139,799	$105,360	$245,159
Stockholders' Equity
Preferred stock	—	—	—
Common stock	23	—	23
Additional paid-in capital	1,047,246	240,592	1,287,838
Accumulated deficit	(321,075)	(345,952)	(667,027)
Accumulated other comprehensive income	53	—	53
Total stockholders' equity	726,247	(105,360)	620,887
Total liabilities and stockholders' equity	$866,046	$—	$866,046

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2020
		Restatement
	As Filed	Adjustments	As Restated
Revenue	$238	$—	$238
Cost of revenue	173	—	173
Gross profit	65	—	65
Selling, general, and administrative expenses	26,755	—	26,755
Research and development expenses	34,282	—	34,282
Operating loss	(60,972)	—	(60,972)
Change in fair value of warrants	—	(316,896)	(316,896)
Interest income	1,177	—	1,177
Interest expense	(9)	—	(9)
Other income	3		3
Other expense	(175)	—	(175)
Loss before income taxes	(59,976)	(316,896)	(376,872)
Income tax (benefit) expense	(46)	—	(46)
Net loss	(59,930)	(316,896)	(376,826)
Other comprehensive loss:
Foreign currency translation adjustment	(54)	—	(54)
Total comprehensive loss for the year	$(59,984)	$(316,896)	$(376,880)
Net loss per share:
Basic and diluted	$(0.30)	$(1.56)	$(1.86)
Weighted-average shares outstanding:
Basic and diluted	202,409,552		202,409,552

	Three Months Ended June 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—
Selling, general, and administrative expenses	26,047	—	26,047
Research and development expenses	37,150	—	37,150
Operating loss	(63,197)	—	(63,197)
Change in fair value of warrants	—	(9,596)	(9,596)
Interest income	506	—	506
Interest expense	(8)	—	(8)
Other income, net	221	—	221
Loss before income taxes	(62,478)	(9,596)	(72,074)
Income tax (benefit) expense	40	—	40
Net loss	(62,518)	(9,596)	(72,114)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—
Total comprehensive loss for the year	$(62,518)	$(9,596)	$(72,114)
Net loss per share:
Basic and diluted	$(0.30)	$(0.04)	$(0.34)
Weighted-average shares outstanding:
Basic and diluted	211,784,541		211,784,541

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—
Selling, general, and administrative expenses	30,936	—	30,936
Research and development expenses	46,243	—	46,243
Operating loss	(77,179)	—	(77,179)
Change in fair value of warrants	—	(15,280)	(15,280)
Interest income	322	—	322
Interest expense	(9)	—	(9)
Other income, net	(44)	—	(44)
Loss before income taxes	(76,910)	(15,280)	(92,190)
Income tax (benefit) expense	40	—	40
Net loss	(76,950)	(15,280)	(92,230)
Other comprehensive loss:
Foreign currency translation adjustment	48	—	48
Total comprehensive loss for the year	$(76,902)	$(15,280)	$(92,182)
Net loss per share:
Basic and diluted	$(0.34)	$(0.07)	$(0.41)
Weighted-average shares outstanding:
Basic and diluted	225,253,536		225,253,536

	Six Months Ended June 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Revenue	$238	$—	$238
Cost of revenue	173	—	173
Gross profit	65	—	65
Selling, general, and administrative expenses	52,802	—	52,802
Research and development expenses	71,432	—	71,432
Operating loss	(124,169)	—	(124,169)
Change in fair value of warrants	—	(326,492)	(326,492)
Interest income	1,683	—	1,683
Interest expense	(17)	—	(17)
Other income, net	49	—	49
Loss before income taxes	(122,454)	(326,492)	(448,946)
Income tax (benefit) expense	(6)	—	(6)
Net loss	(122,448)	(326,492)	(448,940)
Other comprehensive loss:
Foreign currency translation adjustment	(54)	—	(54)
Total comprehensive loss for the year	$(122,502)	$(326,492)	$(448,994)
Net loss per share:
Basic and diluted	$(0.59)	$(1.58)	$(2.17)
Weighted-average shares outstanding:
Basic and diluted	207,097,047		207,097,047

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Revenue	$238	$—	$238
Cost of revenue	173	—	173
Gross profit	65	—	65
Selling, general, and administrative expenses	83,738	—	83,738
Research and development expenses	117,675	—	117,675
Operating loss	(201,348)	—	(201,348)
Change in fair value of warrants	—	(341,772)	(341,772)
Interest income	2,005	—	2,005
Interest expense	(26)	—	(26)
Other income, net	5	—	5
Loss before income taxes	(199,364)	(341,772)	(541,136)
Income tax (benefit) expense	34	—	34
Net loss	(199,398)	(341,772)	(541,170)
Other comprehensive loss:
Foreign currency translation adjustment	(6)	—	(6)
Total comprehensive loss for the year	$(199,404)	$(341,772)	$(541,176)
Net loss per share:
Basic and diluted	$(0.94)	$(1.60)	$(2.54)
Weighted-average shares outstanding:
Basic and diluted	213,193,386		213,193,386

	Three Months Ended March 31, 2020
		Restatement
	As Filed	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(59,930)	$(316,896)	$(376,826)
Stock-based compensation	4,425	—	4,425
Depreciation and amortization	2,105	—	2,105
Change in fair value of warrant liability	—	316,896	316,896
Other operating activities, net	1	—	1
Change in assets and liabilities
Inventories	(1,980)	—	(1,980)
Other current and non-current assets	2,142	—	2,142
Accounts payable and accrued liabilities	(2,978)	—	(2,978)
Customer deposits	(98)	—	(98)
Net cash used in operating activities	(56,313)	—	(56,313)
Cash flows from investing activity
Capital expenditures	(4,036)	—	(4,036)
Cash used in investing activity	(4,036)	—	(4,036)
Cash flows from financing activities
Payments of finance lease obligations	(23)	—	(23)
Transaction costs	(697)	—	(697)
Net cash provided by financing activities	(720)	—	(720)
Net increase in cash and cash equivalents	(61,069)	—	(61,069)
Cash, cash equivalents and restricted cash at beginning of year	492,721	—	492,721
Cash, cash equivalents and restricted cash at end of year	$431,652	$—	$431,652

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(122,448)	$(326,492)	$(448,940)
Stock-based compensation	9,950	—	9,950
Depreciation and amortization	4,720	—	4,720
Change in fair value of warrant liability	—	326,492	326,492
Other operating activities, net	67	—	67
Change in assets and liabilities
Inventories	(1,788)	—	(1,788)
Other current and non-current assets	3,261	—	3,261
Accounts payable and accrued liabilities	(914)	—	(914)
Customer deposits	(1,628)		(1,628)
Other current and non-current liabilities	892	—	892
Net cash used in operating activities	(107,888)	—	(107,888)
Cash flows from investing activity
Capital expenditures	(10,139)	—	(10,139)
Cash used in investing activity	(10,139)	—	(10,139)
Cash flows from financing activities
Payments of finance lease obligations	(49)	—	(49)
Transaction costs	(1,467)	—	(1,467)
Net cash provided by financing activities	(1,516)	—	(1,516)
Net increase in cash and cash equivalents	(119,543)	—	(119,543)
Cash, cash equivalents and restricted cash at beginning of year	492,721	—	492,721
Cash, cash equivalents and restricted cash at end of year	$373,178	$—	$373,178

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2020
		Restatement
	As Filed	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(199,398)	$(341,772)	$(541,170)
Stock-based compensation	18,575	—	18,575
Depreciation and amortization	7,397	—	7,397
Change in fair value of warrant liability	—	341,772	341,772
Other operating activities, net	75	—	75
Change in assets and liabilities
Inventories	1,669	—	1,669
Other current and non-current assets	6,152	—	6,152
Accounts payable and accrued liabilities	719	—	719
Customer deposits	(172)		(172)
Other current and non-current liabilities	2,394	—	2,394
Net cash used in operating activities	(162,589)	—	(162,589)
Cash flows from investing activity
Capital expenditures	(14,135)	—	(14,135)
Cash used in investing activity	(14,135)	—	(14,135)
Cash flows from financing activities
Payments of finance lease obligations	(89)	—	(89)
Issuance of common stock	460,200	—	460,200
Transaction costs	(20,866)	—	(20,866)
Withheld taxes paid on behalf of employees on net settled stock-based awards	(399)	—	(399)
Net cash provided by financing activities	438,846	—	438,846
Net increase in cash and cash equivalents	262,122	—	262,122
Cash, cash equivalents and restricted cash at beginning of year	492,721	—	492,721
Cash, cash equivalents and restricted cash at end of year	$754,843	$—	$754,843