Form 10-Q
period 2021-03-31
Virgin Galactic Holdings, Inc
filed 2021-05-11
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2021, there were 240,712,527 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" of Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Amended Annual Report on Form 10-K/A”) and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(As Restated)
Assets
Current assets
Cash and cash equivalents	$616,625	$665,924
Restricted cash	13,031	13,031
Inventories	30,187	30,483
Prepaid expenses and other current assets	14,486	18,489
Total current assets	674,329	727,927
Property, plant, and equipment, net	50,936	53,148
Other non-current assets	22,762	22,915
Total assets	$748,027	$803,990
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,738	$5,998
Accrued liabilities	28,351	22,982
Customer deposits	83,015	83,211
Other current liabilities	2,981	2,830
Total current liabilities	118,085	115,021
Non-current liabilities:
Warrant liability	184,159	135,440
Other long-term liabilities	25,939	26,451
Total liabilities	$328,183	$276,912
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	$—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 237,274,430 and 236,123,659 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	1,320,228	1,297,794
Accumulated deficit	(900,438)	(770,744)
Accumulated other comprehensive income	31	5
Total stockholders' equity	419,844	527,078
Total liabilities and stockholders' equity	$748,027	$803,990

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(As restated)
Revenue	$—	$238
Cost of revenue	—	173
Gross profit	—	65
Selling, general, and administrative expenses	44,914	26,755
Research and development expenses	36,363	34,282
Operating loss	(81,277)	(60,972)
Change in fair value of warrants	(48,719)	(316,896)
Interest income (expense), net	318	1,168
Other income (expense), net	27	(172)
Loss before income taxes	(129,651)	(376,872)
Income tax benefit (expense)	(43)	46
Net loss	(129,694)	(376,826)
Other comprehensive loss:
Foreign currency translation adjustment	27	(54)
Total comprehensive loss	$(129,667)	$(376,880)

Net loss per share:
Basic and diluted	$(0.55)	$(1.86)

Weighted-average shares outstanding:
Basic and diluted	234,191,636	202,409,552

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)
(As restated for the period ended March 31, 2020)

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019	$—	—	$—	—	$—	196,001,038	$20	$469,008	$(125,857)	$59	$343,230
Net loss	—	—	—	—	—	—	—	—	(376,826)	—	(376,826)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(54)	(54)
Common stock issued related to warrants exercised	—	—	—	—	—	13,239,934	1	341,000	—	—	341,001
Stock-based compensation	—	—	—	—	—	—	—	4,425	—	—	4,425
Balance as of March 31, 2020	—	—	—	—	—	209,240,972	21	814,433	(502,683)	5	311,776

		Member's Equity		Preferred Stock		Common Stock
	Net Parent Investment	Units	Member's Capital	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2020	$—	—	$—	—	$—	236,123,659	$23	$1,297,794	$(770,744)	$5	$527,078
Net loss	—	—	—	—	—	—	—	—	(129,694)	—	(129,694)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	26	26
Stock-based compensation	—	—	—	—	—	—	—	22,111	—	—	22,111
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	—	—	—	1,150,771	—	323	—	—	323
Balance as of March 31, 2021	—	—	—	—	—	237,274,430	23	1,320,228	(900,438)	31	419,844

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(As restated)
Cash flows from operating activities
Net loss	$(129,694)	$(376,826)
Stock-based compensation	22,111	4,425
Depreciation and amortization	2,869	2,105
Change in fair value of warrant liability	48,719	316,896
Other operating activities, net	10	1
Change in assets and liabilities
Inventories	296	(1,980)
Other current and non-current assets	3,692	2,142
Accounts payable and accrued liabilities	3,322	(2,978)
Customer deposits	(196)	(98)
Other current and non-current liabilities	102	—
Net cash used in operating activities	(48,769)	(56,313)
Cash flows from investing activity
Capital expenditures	(819)	(4,036)
Cash used in investing activity	(819)	(4,036)
Cash flows from financing activities
Payments of finance lease obligations	(34)	(23)
Proceeds from issuance of common stock pursuant to stock options exercised	10,837	—
Transaction costs	—	(697)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(10,514)	—
Net cash provided by (used in) financing activities	289	(720)
Net decrease in cash and cash equivalents	(49,299)	(61,069)
Cash, cash equivalents and restricted cash at beginning of period	678,955	492,721
Cash, cash equivalents and restricted cash at end of period	$629,656	$431,652

Cash and cash equivalents	$616,625	$419,374
Restricted cash	13,031	12,278
Cash, cash equivalents and restricted cash	$629,656	$431,652

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to March 31, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at March 31, 2021 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements.

Restatement of Previously Issued Financial Statements

As previously disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, the Company has restated its financial statements as of December 31, 2020 and 2019, for the years ended December 31, 2020 and 2019, as well as the unaudited condensed financial statements for the three month period ended March 31, 2020, to correct misstatements in those prior periods related to the accounting for warrants, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The following tables represent the estimated fair value of the Company’s public and private warrant liabilities recorded on our balance sheet along with changes in fair value which are recorded as other income and expense on our statement of operations and the fair value of common stock issued on the date of exercise, which were recorded as additional paid in capital.

	Public Warrants	Private Placement Warrants	Total
	(In thousands)
Warrant Liability at December 31, 2019	$77,050	$47,280	$124,330
Redemption/Exercises of Warrants	(341,001)	—	(341,001)
Change in Fair Value	283,296	33,600	316,896
Total liability at fair value as of March 31, 2020	$19,345	$80,880	$100,225

	Public Warrants	Private Placement Warrants	Total
	(In thousands)
Warrant Liability at December 31, 2020	$—	$135,440	$135,440
Change in Fair Value	—	48,719	48,719
Total liability at fair value as of March 31, 2021	$—	$184,159	$184,159
(2)     Summary of Significant Accounting Policies

(a)    Basis of Presentation

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(c)     Other Summary of Significant Accounting Policies
There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Amendment No. 2 to its Annual Report on Form 10-K/A.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2020. Interim results are not necessarily indicative of the results for a full year.
(3)    Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”).

The Company considers the applicability and impact of all ASUs and continues to monitor new accounting pronouncements issued by the FASB. We do not believe any accounting pronouncements issued through the date of this report will have a material impact to the Company's condensed consolidated financial statements.
(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $0.04 million per quarter, prior to the

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $0.04 million and $0.06 million for the three months ended March 31, 2021 and 2020, respectively.

The Company has a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") based on an allocation methodology that considers our headcount, unless directly attributable to the business. The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment, pilot services, and other general administrative expenses. We were allocated $0.04 million and $0.14 million of operating expenses, net, from VOH for the three months ended March 31, 2021 and 2020, respectively. The Company has a receivable (payable) to VOH of $— million and $(0.8) million as of March 31, 2021 and December 31, 2020, respectively.
(5)    Inventory
As of March 31, 2021 and December 31, 2020, inventory is comprised of the following:

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Raw Materials	$22,514	$22,963
Spare parts	7,673	7,520
Total inventory	$30,187	$30,483

For the three months ended March 31, 2021 and March 31, 2020, we wrote off $0.1 million and $1.1 million of inventory due to excess and obsolescence, respectively.
(6)    Property, Plant, and Equipment, net
As of March 31, 2021 and December 31, 2020, property, plant, and equipment, net consists of the following:

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Buildings	$9,118	$9,142
Leasehold improvements	28,808	28,744
Aircraft	195	195
Machinery and equipment	35,287	34,330
IT software and equipment	22,446	22,042
Construction in progress	977	1,780
	96,831	96,233
Less accumulated depreciation and amortization	(45,895)	(43,085)
Property, plant, and equipment, net	$50,936	$53,148

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total depreciation and amortization for the three months ended March 31, 2021 and 2020 was $2.9 million and $2.1 million, respectively, of which $1.3 million and $0.9 million was recorded in research and development expense, respectively.

(7)     Leases
The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" to its Annual Report on Form 10-K/A Amendment No. 2.

The components of lease expense related to leases for the periods presented below are as follows:

	Three Months Ended March 31,
	2021	2020
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$1,260	$1,152
Short-term lease expense	12	97

Finance Lease Cost:
Amortization of right-of-use assets	34	27
Interest on lease liabilities	7	9
Total finance lease cost	41	36

Variable lease cost	1,338	348
Total lease cost	$2,651	$1,633

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$1,310	$1,312
Operating cash flows for finance leases	$7	$9
Financing cash flows for finance leases	$34	$23

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$180	$1,658
Finance Leases	$—	$23

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	12.53	12.75
Finance leases (in years)	2.66	3.71

Weighted average discount rates:
Operating leases	11.68%	11.65%
Finance leases	8.40%	9.11%
The supplemental balance sheet information related to leases for the period is as follows:

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$19,240	$19,555

Short-term operating lease liabilities	$2,461	$2,384
Long-term operating lease liabilities	23,713	24,148
Total operating lease liabilities	$26,174	$26,532

Commitments
The Company has certain non-cancelable operating leases primarily for its premises. These leases generally contain renewal options for periods ranging from 3 to 20 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements have rent free periods or escalating payment provisions, and we recognize rent expense of such arrangements on a straight line basis.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of March 31, 2021 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2021 (for the remaining period)	$5,331	$157
2022	3,880	121
2023	3,836	91
2024	3,833	7
2025	3,833	—
Thereafter	29,894	—
Total lease payments	$50,607	$376
Less:
Imputed interest/present value discount	(24,434)	$(37)
Present value of lease liabilities	$26,173	$339
(8) Other Current and Non-current Assets
A summary of the components of other assets are as follows:

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Prepaid expense	$13,657	$17,949
Accounts receivable	829	470
Other current assets	—	70
Total other current assets	$14,486	$18,489

Right-of-use assets	$19,565	$19,914
Other non-current assets	3,197	3,001
Total other non-current assets	$22,762	$22,915

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)    Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Accrued payroll	$7,082	$4,060
Accrued vacation	5,000	4,624
Accrued bonus	9,646	6,892
Accrued inventory	436	950
Other accrued expenses	6,187	6,456
Total accrued expenses	$28,351	$22,982

(10)    Long-term Debt

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Commercial loan	$620	$620
	620	620

Less: Current portion	(310)	(310)
Non-current portion	$310	$310

Aggregate maturities of long-term debt as of March 31, 2021 are as follows:

(In thousands)
2021 (for the remaining period)	310
2022	310
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)    Income Taxes
Income tax expense (benefit) was $(0.04) million and 0.05 million for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate was nil for three months ended March 31, 2021 and 2020. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(12)    Stockholders' Equity

There have been no significant changes from the Stockholders' Equity disclosed in Note 11 of the “Stockholders Equity” included in the Amendment No. 2 to our Annual Report on Form 10-K/A other than the issuance of common stock and redemption of warrants as noted below.

Issuance of Common Stock

In August 2020, the Company sold 23,600,000 shares of common stock at a public offering price of $19.50 per share for gross proceeds, before deducting underwriting discounts and commissions and other expenses payable by the Company, of $460.2 million. The Company incurred $20.9 million of transaction costs, including underwriting discounts and commissions.

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

Warrants and Warrant Redemption
Public warrants were initially issued as part of SCH's initial public offering in 2017 and assumed upon the consummation of the Business Combination. As of March 31, 2021, and December 31, 2020, there were no public warrants outstanding. As of both March 31, 2021 and December 31, 2020, there were 8,000,000 warrants outstanding that were issued in a private placement simultaneously with the Company’s initial public offering (the “private placement warrants”).

Under the terms of the warrant agreement (the “Warrant Agreement”) between us and Continental Stock     Transfer & Trust Company, as warrant agent, the public warrants became exercisable on a cashless basis on January 27, 2020, based on the exchange ratio as calculated under the Warrant Agreement at the time of the exercise. On March 13, 2020 and pursuant to the terms of the Warrant Agreement, we announced that all public warrants that remained unexercised immediately after 5:00 p.m. New York City time on April 13, 2020 (the “Redemption Date”) would be redeemed for $0.01 per warrant. Warrant holders could exercise their public warrants at any time from March 13, 2020 and prior to the Redemption Date on a cashless basis, and receive 0.5073 shares of common stock per public warrant surrendered for exercise. Immediately after the Redemption Date, 295,305 public warrants remained unexercised and were redeemed at a redemption price of $0.01 per public warrant in accordance with the terms of the Warrant Agreement. The private placement warrants were not subject to the redemption and remain outstanding as of March 31, 2021.

The Company determined that both the public warrants and the private placement warrants (the "Warrants") should be classified as a liability in accordance with ASC 480. The Company remeasures the fair value of the Warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded income (expense) of approximately $(48.7) million and (316.9) million

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

for the three months ended March 31, 2021 and 2020, respectively. The fair value of the warrant liability is approximately $184.2 million and $135.4 million as of March 31, 2021 and December 31, 2020, respectively. The private placement warrants are classified as Level 3 financial instruments. See Note 15. Fair Value Measurements.

(13)     Earnings per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2021	2020
		(As Restated)
	(In thousands, except for share and per share data)
Basic and diluted:
Net loss	$(129,694)	$(376,826)
Weighted average shares of common stock outstanding	234,191,636	202,409,552
Basic and diluted net loss per share	$(0.55)	$(1.86)
As of March 31, 2021 and March 31, 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 8,000,000 and 10,419,699, respectively, shares and the dilutive effect of outstanding stock options and unvested restricted stock units, as described in Note 12 of the “Notes to Consolidated Financial Statements” included in the 2020 Amendment No. 2 to our Annual Report on Form 10-K/A, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of options activity under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2020	6,796,045	$13.59	8.64	68,888
Granted	—	—
Exercised	(832,880)	13.01
Forfeited options	(532,866)	13.93
Options outstanding at March 31, 2021	5,430,299	$13.65	8.88	92,212

Options exercisable at March 31, 2021	1,811,328	$13.47	7.41	31,082
__________________
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the     exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the period end date.

Restricted Stock Units
The RSUs vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years.

RSU activity during the year ended December 31, 2020 was as follows:

The following table sets forth the summary of RSUs activity under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	4,760,784	$19.63
Granted	567,255	41.74
Vested	(570,936)	16.72
Forfeited	(598,982)	16.42
Outstanding at March 31, 2021	4,158,121	$23.51

Stock options and RSUs expenses are included in selling, general and administrative and research and development expense in the condensed consolidated statements of operations and comprehensive loss, related to stock

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

options and RSUs is as follows:

	Three Months Ended March 31,
	2021	2020
Stock option expense
Selling, General & Administrative	8,986	2,064
Research & Development	843	1,040
Total stock option expense	9,829	3,104

RSU expense
Selling, General & Administrative	9,052	806
Research & Development	3,230	515
Total RSU expense	12,282	1,321
Total stock-based compensation expense	$22,111	$4,425

As of March 31, 2021, the unrecognized stock-based compensation related to these options was $32.0 million and is expected to be recognized over a weighted-average period of 3.1 years. At March 31, 2021, the unrecognized stock-based compensation related to RSUs was $106.6 million and is expected to be recognized over a weighted-average period of 3.3 years.
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

The fair value of the warrant liability was determined using the Black-Scholes valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company’s peer group as well as the Company's historical volatility since the Virgin Galactic Business Combination. The expected life was based on the remaining contractual term of the warrants, and the risk free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants using the following assumptions:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of
March 31, 2021
Risk-free interest rate	0.51%
Contractual term	3.58 years
Expected volatility	80%

As of
December 31, 2020
Risk-free interest rate	0.25%
Contractual term	3.82 years
Expected volatility	80%

The carrying amounts included in the condensed consolidated balance sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 at fair value on a recurring basis:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money Market	$306,704	$—	$—
Certificate of Deposit	91,838	—	—
Cash Equivalents	200,364	—	—
Total assets at fair value	$598,906	$—	$—

Liabilities:
Warrant Liability	$—	$—	$184,159
Total Liabilities	$—	$—	$184,159

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Money Market	$357,463	$—	$—
Certificate of Deposit	93,802	—	—
Cash Equivalents	200,364	—	—
Total asset at fair value	$651,629	$—	$—

Liabilities:
Warrant Liability	$—	$—	$135,440
Total Liabilities	$—	$—	$135,440

(16)    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 31, 2021, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million. As of March 31, 2021, the Company has an outstanding $1.9 million payable pending final court motions that has been delayed due to COVID-19.
(17)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $1.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

(18)    Supplemental Cash Flow Information

	Three Months Ended March 30,
	2021	2020
		(As Restated)
	(in thousands)
Supplemental disclosure
Cash payments for:
Income tax paid	$(52)	$(46)
	$(52)	$(46)

Schedule for noncash investing activities
Unpaid property, plant, and equipment received	$186	$1,091
	$186	$1,091

Schedule for noncash financing activities
Issuance of common stock through "cashless" warrants exercised	$—	$341,001
Issuance of common stock through restricted stock units vested	22,825	—
	$22,825	$341,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of the Virgin Galactic Companies and their subsidiaries prior to the consummation of the Virgin Galactic Business Combination and Virgin Galactic Holdings, Inc. and its subsidiaries after consummation of the Virgin Galactic Business Combination. Prior to the Virgin Galactic Business Combination and prior to the series of Vieco 10 reorganization steps, Galactic Ventures, LLC ("GV"), a wholly-owned subsidiary of Vieco 10, was the direct parent of the Virgin Galactic Companies.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in Amended Annual
Report on Form 10-K/A. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our
Amended Annual Report on Form 10-K/A and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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
We are a vertically integrated aerospace company pioneering human spaceflight for private individuals and researchers. Our spaceship operations consist of commercial human spaceflight and flying commercial research and development payloads into space. Our operations also include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight vehicles. We focus our efforts in spaceflights using our reusable technology for human tourism and for research and education. We intend to offer our customers, a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose built commercial spaceport and will be the site of our initial commercial spaceflight operations. We believe the site provides us with a competitive advantage when creating our spaceflight plans as it not only has a desert climate with relatively predictable weather conditions preferable to support our spaceflights, it also has airspace that is restricted for surrounding commercial air traffic that facilitates frequent and consistent flight scheduling.

Our primary mission is to launch the first commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. Shortly thereafter, we flew our second spaceflight in VSS Unity in February 2019, and, in addition to the two pilots, carried a crew member in the cabin. We have received reservations for approximately 600 spaceflight tickets and collected more than $80.0 million in future astronaut deposits as of March 31, 2021. Additionally, in February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of March 31, 2021, there were approximately 1,000 participants in our One Small Step program from 66 countries. We retired the "One Small Step" program on December 31, 2020, but plan on reopening ticket sales following Sir Richard Branson's flight expected in 2021. With each ticket purchased, future astronauts will experience a multi-day journey that includes a tour of the spaceport, flight suit fitting, spaceflight training and culminating with a trip to space on the final day.

We have also developed an extensive set of vertically integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our spaceflight system consists of three primary components: our carrier aircraft, the mothership; our spaceship, SpaceShipTwo; and our hybrid rocket motor.

SpaceShip is a spaceship with the capacity to carry pilots and future astronauts, or commercial research and development payloads, into space and return them safely to Earth. Fundamentally, SpaceShip is a rocket-powered aerospace vehicle that operates more like a plane than a traditional rocket. SpaceShip is powered by a hybrid rocket propulsion system, which we refer to as "RocketMotor", which propels the spaceship on a trajectory into space. SpaceShip’s cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering the future astronauts the ability to view the blackness of space as well as stunning views of the Earth below. Our mothership is a twin-fuselage, custom-built aircraft designed to carry SpaceShip up to an altitude of approximately 45,000 feet where the spaceship is released for its flight into space. Using the mothership’s air launch capability, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as SpaceShip does not have to rocket its way through the higher density atmosphere closest to the Earth’s surface.

Our team is currently in various stages of designing, testing and manufacturing additional spaceships and rocket motors in order to meet the expected demand for human spaceflight experiences. Concurrently, we are researching and developing new products and technologies to grow our company.

Our operations also include efforts in spaceflight opportunities for research and education. For example, researchers have utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities. In most cases, these solutions offer only seconds of microgravity per flight and do not offer access to the upper atmosphere or space. Other researchers have conducted experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. We believe that research experiments will benefit from prolonged exposure to space conditions and yield better results aboard SpaceShip due to the large cabin, gentler loading during flight, relatively low cost, advantageous operational parameters, and frequent flights. As such, researchers and educators are able to conduct critical experiments and obtain important data without having to sacrifice time and resources. Our commitment to advancing research and science was present in our December 2018 and February 2019 spaceflights as we transported payloads into space for research purposes under a NASA flight contract.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for future astronauts, such as research, design, development, manufacturing and integration of advanced technology systems.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of our Amended Annual Report on 10-K/A titled “Risk Factors.”

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

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of March 31, 2021, we had reservations for SpaceShip flights for approximately 600 future astronauts. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of December 31, 2020, we had received approximately 1,000 One Small Step deposits from 66 countries. We retired the "One Small Step" program on December 31, 2020, but plan on reopening ticket sales following Sir Richard Branson's flight expected in 2021.

Available Capacity and Annual Flight Rate
We face constraints of resources and competing demand for our human spaceflights. We expect to commence commercial operations with a single SpaceShip, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce this constraint, we are in various stages of designing, testing and manufacturing two additional SpaceShip vehicles. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved.

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

Consistent with the actions taken by governmental authorities, including California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico and in our London office location in late March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShip vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations and under revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. Such actions included, although were not limited to universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of work surfaces, tools and equipment. We offered testing to employees and contractors for COVID-19 on a regular basis. However, the COVID-19 pandemic and the continued precautionary actions taken throughout 2020 and thus far during 2021 related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

Beginning in the summer of 2020, all of our employees whose work requires them to be in our facilities returned back on-site, and we continue with our implemented and established strict protocols to ensure employee safety, including enforcing staggered shifts to lower on-site density and re-working communications processes with engineers who are primarily working from home. We have, however, experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are able to work from home to continue doing so until case levels are lowered and vaccinations are more readily available.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue through well into 2021. The full impact of the COVID-19 pandemic on our business and results of our future operations will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, and/or further restrict travel. We believe our cash and cash equivalents on hand at March 31, 2021 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. If we experience a significant delay due to our workforce getting ill or if the pandemic worsens, we may take additional actions, such as further reducing costs.
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

As of March 31, 2021, our current primary research and development objectives focus on the development of our SpaceShip vehicles for commercial spaceflights and developing our RocketMotor, a hybrid rocket propulsion system that will be used to propel our SpaceShip vehicles into space. The successful development of SpaceShip and RocketMotor involves many uncertainties, including:
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

A change in the outcome of any of these variables could delay the development of SpaceShip and RocketMotor, which in turn could impact when we are able to commence our human spaceflights.

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

Interest Income, net
Interest income, net consists primarily of interest earned on cash and cash equivalents held by us in interest bearing demand deposit accounts and cash equivalents, as well as interest expense related to our finance lease obligations.

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue	$—	$238
Cost of revenue	—	173
Gross profit	—	65
Operating expenses:
Selling, general and administrative expenses	44,914	26,755
Research and development expenses	36,363	34,282
Operating loss	(81,277)	(60,972)
Change in fair value of warrants	(48,719)	(316,896)
Interest income, net	318	1,168
Other income	27	(172)
Loss before income taxes	(129,651)	(376,872)
Income tax benefit (expense)	(43)	46
Net loss	$(129,694)	$(376,826)

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Revenue	$—	$238	$(238)	(100)%

We did not record any revenue for the three months ended March 31, 2021, compared to $0.2 million of revenue for the three months ended March 31, 2020. This revenue recorded for the three months ended March 31, 2020 was attributable to engineering services provided under long-term U.S. government contracts that ended in early 2020.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Cost of revenue	$—	$173	$(173)	(100)%
Gross profit	—	65	$(65)	(100)%
Gross margin	—%	27%

We did not record any cost of revenue in the three months ended March 31, 2021, as we did not record any revenue in the period. Cost of revenue was $0.2 million for the three months ended March 31, 2020. The labor costs associated with providing engineering services under long-term U.S. government contracts decreased proportionally with the billings.

Gross profit decreased by $0.1 million, or (100)%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Gross margin for the three months ended March 31, 2021 decreased 27% compared to the three months ended March 31, 2020. The decrease in gross profit and gross margin was primarily driven by completion of the aforementioned long-term U.S. government contracts.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Selling, general and administrative expenses	$44,914	$26,755	$18,159	68%

Selling, general and administrative expenses increased by $18.2 million, or 68%, to $44.9 million for the three months ended March 31, 2021 from $26.8 million for the three months ended March 31, 2020. This increase was primarily due to $6.0 million of salary and other benefits and $15.2 million of stock-based compensation. These increases were partially offset with decreases of $2.0 million of professional and legal fees and $1.3 million in facilities costs.

Research and Development Expenses

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Research and development expenses	$36,363	$34,282	$2,081	6%

Research and development expenses increased by $2.1 million, or 6%, to $36.4 million for the three months ended March 31, 2021 from $34.3 million for the three months ended March 31, 2020. The increase was primarily due to costs associated with developing our spaceflight system, including increases of $3.9 million of salary and other benefits, $2.5 million of stock-based compensation, $1.5 million of facilities costs, and $0.6 million of insurance costs. These increases were partially offset with a decrease of $6.5 million of materials and equipment lease costs.

Change in the Fair Value of Warrants

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Change in fair value of warrants	$(48,719)	$(316,896)	$268,177	(85)%
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. Certain warrants issued as part of the Company's initial public offering in 2017 and assumed upon the consummation of the Business Combination were recorded at their fair value on the date of the Business Combination and are remeasured as of any warrant exercise date and at the end of each reporting period. The decrease was primarily due to the increase in market volatility and price of our shares during the three months ended March 31, 2020, which caused a significant change in fair value during the period.

Interest Income, net

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Interest income, net	$318	$1,168	$(850)	(73)%
Interest income, net decreased by $0.9 million, or 73%, to $0.3 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020. The decrease was primarily due to significant reductions in interest rates offered for cash, cash equivalents and restricted cash being held in an interest-bearing accounts.

Other Income, net
The decrease in other income, net for the three months ended March 31, 2021 from the three months ended March 31, 2020 was not material and was primarily attributable to the net unrealized losses on marketable securities.

Income Tax (Benefit) Expense
Income tax expense was immaterial for the three months ended March 31, 2021 and 2020. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
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

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $630 million. From the time of our inception to the consummation of the Virgin Galactic Business Combination, we financed our operations and capital expenditures through cash flows financed by Vieco 10 and GV. Our principal sources of liquidity following the Virgin Galactic Business Combination have been from the October 2019 investment by an entity affiliated with the Boeing Company and our August 2020 sale of common stock.

Historical Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by
Operating activities	(48,769)	$(56,313)
Investing activities	(819)	(4,036)
Financing activities	289	(720)
Net change in cash and cash equivalents and restricted cash	$(49,299)	$(61,069)
Operating Activities
Net cash used in operating activities was $48.8 million for the three months ended March 31, 2021, primarily consisting of $129.7 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of

$2.9 million, stock based compensation expense of $22.1 million, and change in fair value of warrants of $48.7 million, as well as $7.2 million of cash consumed by working capital.

Net cash used in operating activities was $56.3 million for the three months ended March 31, 2020, primarily consisting of $376.8 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $2.1 million, stock based compensation expense of $4.4 million, and change in fair value of warrants of $316.9 million, as well as a $2.9 million increase in cash consumed by working capital as compared to the three months ended March 31, 2019. The increase in cash consumed by working capital was primarily driven by a decrease in accounts payable and accrued liabilities and customer deposits.

Investing Activities
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2021, primarily consisting of the completion of construction activities at the Gateway to Space facility and less purchases of IT infrastructure and tooling and manufacturing equipment.

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

Financing Activities
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2021, consisting primarily of net cash proceeds from issuance of common stock, offset by tax withholdings for stock options exercised.

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
Contractual Obligations and Commitments
Except as set forth in Note 16, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on March 1, 2021.
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
For the three months ended March 31, 2021 and 2020, we recognized revenue when delivery of our obligations to our customer has occurred, the collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Revenue is measured at the fair value of the consideration received excluding discounts, rebates, value added tax, and other sales taxes or duty. Cash payments for spaceflights are classified as customer deposits until persuasive evidence of an arrangement exists. Revenues from spaceflight is recognized when spaceflight service has been delivered. Revenue from engineering services is recognized on a time-and-materials basis for direct labor hours incurred at fixed hourly rates.

Inventories
Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer specific contracts. Inventories are stated at the lower of cost or net realizable value. At the end of each period we evaluate whether the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. In addition, we capitalize costs incurred to fulfill a contract in inventories in advance of contract award as work-in-process if we determine that contract award is probable. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods. Our status of pre-technical feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charted to R&D expense.

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

Stock-Based Compensation
In December 2019, our board of directors and stockholders adopted the 2019 Incentive Award Plan (the "2019 Plan"). Pursuant to the 2019 Plan, up to 21,208,755 shares of common stock have been reserved for issuance to employees, consultants and directors. Please refer to Note 14 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding stock-based compensation.

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

Interest Rate Risk
Cash, cash equivalents and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. We consider all highly liquid investments with a maturity of three months or less as cash equivalents. As of March 31, 2021, we had $630 million deposits held primarily in cash, cash equivalents and restricted cash, which includes $598.9 million in cash equivalents. Cash equivalents are short term investments and would not be significantly impacted by changes in the interest rates. We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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
Item 4. Controls and Procedures
Material Weakness in Internal Control
As previously reported, the Company identified a material weaknesses in the operation of the Company’s internal control over financial reporting related to accounting for warrants related to the Virgin Galactic Business Combination. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is related to an incorrect accounting of the warrants related to the Virgin Galactic Business Combination for which we did not identify and evaluate the appropriate accounting technical pronouncements and other literature for this significant transaction. We are improving these processes to ensure that the nuances of such significant or unusual transactions are effectively evaluated in the context of the increasingly complex accounting standards. This material weaknesses resulted in adjustments to liability, equity and changes in fair value related to warrants through other income (expense), net..

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described above.

However, after giving full consideration to the material weakness referenced above, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Amended Annual Report on Form 10-K/A, which risk factor section is incorporated herein by reference.
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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
10.1	Amended Non-Employee Director Compensation Program	10-K	001-38202	10.3	03/01/2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.2	Amended No. 2 Non-Employee Director Compensation Program					*
10.3	Employment Agreement, dated February 22, 2021, by and among the Registrant, Virgin Galactic, LLC and Doug Ahrens	10-K	001-38202	10.11	03/01/2021
10.4	Form of Director Restricted Stock Unit Award (Annual Award)					*
10.5	Letter Agreement to Amend Facilities Lease, dated December 21, 2018, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority.					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: May 11, 2021		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)