Form 10-Q
period 2021-06-30
Virgin Galactic Holdings, Inc
filed 2021-08-05
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 001-38202

Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3608069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

166 North Roadrunner Parkway, Suite 1C Las Cruces New Mexico	88011
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 30, 2021, there were 257,260,827 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

VIRGIN GALACTIC HOLDINGS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to management. Forward-looking statements may be accompanied by words such as "achieve," “aim,” “anticipate,” “believe,” "can," “continue,” “could,” "drive," “estimate,” “expect,” “forecast,” “future,” "grow," "improve," "increase," “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
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
Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" of Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Amendment No. 2 to Form 10-K") and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form

10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(As Restated)
Assets
Current assets
Cash and cash equivalents	$551,624	$665,924
Restricted cash	13,031	13,031
Inventories	29,965	30,483
Prepaid expenses and other current assets	14,990	18,489
Total current assets	609,610	727,927
Property, plant, and equipment, net	48,870	53,148
Other non-current assets	25,536	22,915
Total assets	$684,016	$803,990
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,587	$5,998
Accrued liabilities	24,364	22,982
Customer deposits	81,960	83,211
Other current liabilities	2,627	2,830
Total current liabilities	112,538	115,021
Non-current liabilities:
Warrant liability	100,347	135,440
Other long-term liabilities	25,908	26,451
Total liabilities	$238,793	$276,912
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	$—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 240,937,540 and 236,123,659 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	1,439,667	1,297,794
Accumulated deficit	(994,478)	(770,744)
Accumulated other comprehensive income	11	5
Total stockholders' equity	445,223	527,078
Total liabilities and stockholders' equity	$684,016	$803,990

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As restated)		(As restated)
Revenue	$571	$—	$571	$238
Cost of revenue	63	—	63	173
Gross profit	508	—	508	65
Selling, general, and administrative expenses	38,503	26,047	83,417	52,802
Research and development expenses	35,903	37,009	72,266	71,201
Operating loss	(73,898)	(63,056)	(155,175)	(123,938)
Change in fair value of warrants	(20,363)	(9,596)	(69,082)	(326,492)
Interest income, net	214	498	532	1,666
Other income, net	13	221	40	49
Loss before income taxes	(94,034)	(71,933)	(223,685)	(448,715)
Income tax (expense) benefit	(6)	(40)	(49)	6
Net loss	(94,040)	(71,973)	(223,734)	(448,709)
Other comprehensive loss:
Foreign currency translation adjustment	(19)	—	8	(54)
Total comprehensive loss	$(94,059)	$(71,973)	$(223,726)	$(448,763)

Net loss per share:
Basic and diluted	$(0.39)	$(0.34)	$(0.94)	$(2.17)

Weighted-average shares outstanding:
Basic and diluted	240,733,497	211,784,541	238,774,515	207,097,047

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)
(As restated for the six months ended June 30, 2020)

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019	—	$—	196,001,038	$20	$469,008	$(125,857)	$59	$343,230
Net loss	—	—	—	—	—	(376,736)	—	(376,736)
Other comprehensive income (loss)	—	—	—	—	—	—	(54)	(54)
Common stock issued related to warrants exercised	—	—	13,239,934	1	341,000	—	—	341,001
Stock-based compensation	—	—	—	—	4,425	—	—	4,425
Balance as of March 31, 2020	—	—	209,240,972	21	814,433	(502,593)	5	311,866
Net loss	—	—	—	—	—	(71,973)	—	(71,973)
Common stock issued related to warrants exercised	—	—	1,162,884	—	19,741	—	—	19,741
Stock-based compensation	—	—	—	—	5,525	—	—	5,525
Transaction costs	—	—	—	—	(770)	—	—	(770)
Balance as of June 30, 2020	—	—	210,403,856	21	838,929	(574,566)	5	264,389

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2020	—	$—	236,123,659	$23	$1,297,794	$(770,744)	$5	$527,078
Net loss	—	—	—	—	—	(129,694)	—	(129,694)
Other comprehensive loss	—	—	—	—	—	—	26	26
Stock-based compensation	—	—	—	—	22,111	—	—	22,111
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	1,150,771	—	323	—	—	323
Balance as of March 31, 2021	—	—	237,274,430	23	1,320,228	(900,438)	31	419,844
Net loss	—	—	—	—	—	(94,040)	—	(94,040)
Other comprehensive income (loss)	—	—	—	—	—	—	(20)	(20)
Stock-based compensation	—	—	—	—	14,423	—	—	14,423
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	275,283	—	840	—	—	840
Common stock issued related to warrants exercised	—	—	3,387,827	—	104,176	—	—	104,176
Balance as of June 30, 2021	—	—	240,937,540	23	1,439,667	(994,478)	11	445,223

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
		(As restated)
Cash flows from operating activities
Net loss	$(223,734)	$(448,709)
Stock-based compensation	36,535	9,950
Depreciation and amortization	5,740	4,489
Change in fair value of warrant liability	69,082	326,492
Other operating activities, net	(17)	67
Change in assets and liabilities
Inventories	518	(1,987)
Other current and non-current assets	319	3,261
Accounts payable and accrued liabilities	(751)	(914)
Customer deposits	(1,252)	(1,628)
Other current and non-current liabilities	88	892
Net cash used in operating activities	(113,472)	(108,087)
Cash flows from investing activity
Capital expenditures	(1,647)	(9,940)
Cash used in investing activity	(1,647)	(9,940)
Cash flows from financing activities
Payments of finance lease obligations	(69)	(49)
Proceeds from issuance of common stock pursuant to stock options exercised	12,965	—
Transaction costs	(274)	(1,467)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(11,803)	—
Net cash provided by (used in) financing activities	819	(1,516)
Net decrease in cash and cash equivalents	(114,300)	(119,543)
Cash, cash equivalents and restricted cash at beginning of period	678,955	492,721
Cash, cash equivalents and restricted cash at end of period	$564,655	$373,178

Cash and cash equivalents	$551,624	$359,912
Restricted cash	13,031	13,266
Cash, cash equivalents and restricted cash	$564,655	$373,178

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Organization and its wholly owned subsidiaries ("VGH, Inc.")
Virgin Galactic Holdings, Inc. and its wholly owned subsidiaries ("VGH, Inc."), in this report as "we," "us," "our," the "Company" and similar terms, are focused on the development, manufacture and operations of spaceships and related technologies for the purpose of conducting commercial human spaceflight and flying commercial research and development payloads into space. The development and manufacturing activities are located in Mojave, California with plans to operate the commercial spaceflights out of Spaceport America located in New Mexico.

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

Consistent with the actions taken by governmental authorities, including US Federal, California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico in March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conformed to the COVID-19 health precautions at that time. This included universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. We also tested employees and contractors for COVID-19 on a regular basis. As the pandemic has evolved, we have continued to follow US Federal, State and UK guidance, as applicable to our sites. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

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

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to June 30, 2021 will depend on future developments, such as the ultimate duration and scope of the pandemic and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, or further restrict travel. We believe our cash and cash equivalents on hand at June 30, 2021, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restatement of Previously Issued Financial Statements

Warrant liability

As previously disclosed in Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Amendment No. 2 to Form 10-K"), the Company has restated its financial statements as of December 31, 2020 and 2019, for the years ended December 31, 2020 and 2019, as well as the summarized unaudited quarterly financial data for each of the quarterly periods from March 31, 2019 through December 31, 2020, to correct misstatements in those prior periods related to the accounting for warrants, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The following tables represent the estimated fair value of the Company’s public and private warrant liabilities recorded on our balance sheet along with changes in fair value which are recorded as other income and expense on our statement of operations and the fair value of common stock issued on the date of exercise, which were recorded as additional paid in capital.

	Public Warrants	Private Placement Warrants	Total
	(In thousands)
Warranty Liability at December 31, 2019	77,050	47,280	124,330
Redemption/Exercise of Warrants	(341,001)	—	(341,001)
Change in Fair Value	283,296	33,600	316,896
Warrant Liability at March 31, 2020	19,345	80,880	100,225
Redemption/Exercise of Warrants	(19,741)		(19,741)
Change in Fair Value	396	9,200	9,596
Warrant Liability at June 30, 2020	—	90,080	90,080

Warranty Liability at December 31, 2020	—	135,440	135,440
Change in Fair Value	—	48,719	48,719
Warrant Liability at March 31, 2021	—	184,159	184,159
Redemption/Exercise of Warrants	—	(104,175)	(104,175)
Change in Fair Value	—	20,363	20,363
Warrant Liability at June 30, 2021	—	100,347	100,347
(2)     Summary of Significant Accounting Policies

(a)    Basis of Presentation
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b)     Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP required us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for revenue, cost of revenue, contract assets, contract liabilities, useful lives of property, plant and equipment, net, accrued liabilities, income taxes including deferred tax assets and liabilities and impairment valuation, warrants, stock-based awards and contingencies.
(c)    Revenue Recognition
We recognize revenue when control of the promised service is transferred to our customers in an amount that reflects the consideration we expect to receive based on the contracted amount for those services. Our contracts generally include spaceflight operations and other revenue and engineering services revenue.
Spaceflight operations and other revenue
Spaceflight operations and other revenue is recognized for providing human spaceflights and carrying payload cargo into space, or a combination of the two. In addition, we have various sponsorship arrangements for which revenue is recognized over the sponsorship term.
Human spaceflight services are those services provided to the majority of our customers. Spaceflight service revenue is recognized at a point in time upon successful completion of a spaceflight.
Payload cargo services generally include performance obligations in which control is transferred over time. We recognize revenue on these fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the performance obligations.
In contracts which include a combination of services, the Company assesses and accounts for individual services separately if they are distinct performance obligations, which often requires judgment based upon knowledge of the services and structure of the sales contract. We allocate the contract price to each performance obligation based on the estimated standalone selling price using observable pricing from our contracts with single performance obligations.
Engineering services revenue
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
Variable consideration
We generally estimate variable consideration and refund liabilities at the most likely amount to which we expect to be entitled or owed and in certain cases based on the expected value, which requires judgment. Estimated variable consideration amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

associated with the variable consideration is resolved. Estimated refund liability amounts are excluded in the transaction price to the extent it is probable that they are payable to the customer. Our estimates of variable consideration and refund liabilities, and determination of whether to include the estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information that is reasonably available to us.
Disaggregation of revenue
The Company does not disaggregate revenue for purposes of disclosure.
Contract balances
Contract assets are comprised of billed accounts receivable and unbilled receivables, which is the result of timing of revenue recognition, billings and cash collections. The Company records accounts receivable when it has an unconditional right to consideration.
Contract liabilities relate to spaceflight operations and other revenue contracts and are recorded when cash payments are received or due in advance of performance. Cash payments for spaceflight services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become nonrefundable. Customer deposits become nonrefundable and are recorded as deferred revenue following the Company's delivery of the conditions of carriage to the customer and execution of an informed consent. As of June 30, 2021 and December 31, 2020, our contract liabilities are 82.0 million and $83.2 million, respectively. As of June 30, 2021, the contract liabilities are comprised of customer deposits for our spaceflight services of $81.7 million and $0.3 million for our payload contracts. As of December 31, 2020, the contract liabilities are comprised of customer deposits for our spaceflight services of $82.7 million and $0.6 million for our payload contracts.
Contract fulfillment costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered.
Significant financing component
In determining the transaction price, the Company adjusts the promised amount of consideration for the effects of the time value of money when the timing of payments provides it with a significant benefit of financing the transfers of goods or services to the customer. In those circumstances, the contract contains a significant financing component. When adjusting the promised amount of consideration for a significant financing component, the Company uses the discount rate that would be reflected in a separate financing transaction between the entity and its customer at contract inception and recognizes the revenue amount on a straight-line basis over the term of the Customer Agreement, and interest expense using the effective interest rate method. When the time period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service is not more than one year, the Company applies the significant financing component practical expedient and do not adjust the promised amount of consideration.
Remaining performance obligations
We do not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which we have the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(d)    Warrant liability
The Company classifies its public and private placement warrants as liabilities in accordance with ASC 815 (Derivatives and Hedging). The warrant liability is recorded on the consolidated balance sheet at fair value on the issue date, with subsequent changes in their fair value recognized in the consolidated statement of operations at each reporting date.
The Company determined the fair value of its public warrants, which traded in active markets, using quoted market prices for identical instruments. The Company determines the fair value of the private placement warrants using a Black-Scholes option model and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility is based on the actual market activity of the Company’s peer group as well as the Company's historical volatility since the Virgin Galactic Business Combination. The expected life is based on the remaining contractual term of the warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

(e)     Reclassification
Certain amounts in the accompanying condensed consolidated financial statements and accompanying notes have been reclassified to be consistent with the current period presentation. We reclassified a portion of our property, plant and equipment in machinery and equipment to inventory, as part of our standardization of accounting policies across entities, for inventory and property, plant and equipment. These reclassifications impacted our condensed consolidated balance sheet, condensed consolidated statement of operations and comprehensive loss and condensed consolidated statements of cash flows.
(f)     Other Summary of Significant Accounting Policies
There have been no other significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Amendment No. 2 to Form 10-K.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Amendment No. 2 to Form 10-K. Interim results are not necessarily indicative of the results for a full year.
(3)    Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”).

(a)Issued Accounting Standard Updates Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 to its financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounted transition. This update is effective immediately. We have evaluated and determined the update has no impact to the Company's condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer's accounting for modifications of exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update is effective for all entities for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of ASU 2021-04 to our condensed consolidated financial statements.

(b)     Adopted Accounting Standard Updates

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The Company adopted the new guidance effective January 1, 2021. The adoption of the new guidance did not have a material impact to the Company's condensed consolidated financial statements.
(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $40,000 per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $40,000 and $40,000 for the three months ended June 30, 2021 and 2020, respectively. We paid license and royalty fees of $80,000 and $95,000 for the six months ended June 30, 2021 and 2020, respectively

The Company has a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") based on an allocation methodology that considers our headcount, unless directly attributable to the business. The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment, pilot services, and other general administrative expenses. We were allocated $31,000 and $99,000 of operating expenses, net, from VOH for the three months ended June 30, 2021 and 2020, respectively. We were allocated $71,000 and $236,000 of operating expenses, net, from VOH for the six months ended June 30, 2021 and 2020, respectively. The Company has a receivable (payable) from VOH of $2,000 and $85,000 as of June 30, 2021 and December 31, 2020, respectively.
(5)    Inventory
As of June 30, 2021 and December 31, 2020, inventory is comprised of the following:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Raw Materials	$21,938	$22,963
Spare parts	8,027	7,520
Total inventory	$29,965	$30,483

For the three months ended June 30, 2021 and June 30, 2020, we wrote off $0.1 million and $0.1 million of inventory due to excess and obsolescence, respectively. For the six months ended June 30, 2021 and June 30, 2020, we wrote off $0.2 million and $1.1 million of inventory due to excess and obsolescence, respectively.
(6)    Property, Plant, and Equipment, net
As of June 30, 2021 and December 31, 2020, property, plant, and equipment, net consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Buildings	$9,117	$9,142
Leasehold improvements	28,914	28,744
Aircraft	195	195
Machinery and equipment	35,709	34,330
IT software and equipment	23,011	22,042
Construction in progress	655	1,780
	97,601	96,233
Less accumulated depreciation and amortization	(48,731)	(43,085)
Property, plant, and equipment, net	$48,870	$53,148

Total depreciation and amortization for the three months ended June 30, 2021 and 2020 was $2.9 million and $2.5 million, respectively, of which $1.3 million and $1.1 million was recorded in research and development expense, respectively. Total depreciation and amortization for the six months ended June 30, 2021 and 2020 was $5.7 million and $4.5 million, respectively, of which $2.6 million and $2.1 million was recorded in research and development expense, respectively.

(7)     Leases
The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" to its Amendment No. 2 to Form 10-K.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense related to leases for the periods presented below are as follows:

	Three Months Ended June 30,
	2021	2020
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$1,254	$1,010
Short-term lease expense	8	26

Finance Lease Cost:
Amortization of right-of-use assets	35	28
Interest on lease liabilities	7	8
Total finance lease cost	42	36

Variable lease cost	1,372	427
Total lease cost	$2,676	$1,499

	Six Months Ended June 30,
	2021	2020
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$2,514	$2,162
Short-term lease expense	20	123

Finance Lease Cost:
Amortization of right-of-use assets	69	55
Interest on lease liabilities	14	17
Total finance lease cost	83	72

Variable lease cost	2,710	775
Total lease cost	$5,327	$3,132

The components of supplemental cash flow information related to leases for the period are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$2,712	$2,545
Operating cash flows for finance leases	$14	$18
Financing cash flows for finance leases	$69	$49

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$501	$34
Finance Leases	$19	$48

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	12.37	13.20
Finance leases (in years)	2.49	3.47

Weighted average discount rates:
Operating leases	11.65%	11.77%
Finance leases	8.26%	8.92%

The supplemental balance sheet information related to leases for the period is as follows:

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$19,055	$19,555

Short-term operating lease liabilities	$2,138	$2,384
Long-term operating lease liabilities	23,701	24,148
Total operating lease liabilities	$25,839	$26,532

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of June 30, 2021 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2021 (for the remaining period)	$4,948	$157
2022	4,001	119
2023	3,969	79
2024	3,891	—
2025	3,833	—
Thereafter	28,936	—
Total lease payments	$49,578	$355
Less:
Imputed interest/present value discount	(23,739)	$(33)
Present value of lease liabilities	$25,839	$322
(8)    Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Accrued bonus	6,258	6,892
Other accrued expenses	18,106	16,090
Total accrued expenses	$24,364	$22,982

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)    Long-term Debt

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Commercial loan	$620	$620
	620	620

Less: Current portion	(310)	(310)
Non-current portion	$310	$310

Aggregate maturities of long-term debt as of June 30, 2021 are as follows:

(In thousands)
2021 (for the remaining period)	$310
2022	310
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
(10)    Income Taxes
Income tax expense was $6,000 and 40,000 for the three months ended June 30, 2021 and 2020, respectively. Income tax (expense) benefit was $(49,000) and $6,000 for the six months ended June 30, 2021 and 2020, respectively. The effective income tax rate was nil for three months ended June 30, 2021 and 2020. The effective income tax rate was nil for six months ended June 30, 2021 and 2020. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(11)    Stockholders' Equity

There have been no significant changes from the Stockholders' Equity disclosed in Note 11 of the “Stockholders Equity” included in the Amendment No. 2 Form 10-K other than the issuance of common stock and redemption of warrants as noted below.

Stockholders' Agreement

In connection with the closing of the Virgin Galactic Business Combination, the Company entered into a stockholders’ agreement with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as Virgin Investments Limited (VIL) is entitled to designate two directors to the Company’s Board

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of Directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.

Warrants and Warrant Redemption
Public warrants were initially issued as part of SCH's initial public offering in 2017 and assumed upon the consummation of the Business Combination. As of June 30, 2021, there were no public warrants outstanding. As of June 30, 2021 and December 31, 2020, there were 2,666,667 and 8,000,000 warrants outstanding, respectively, that were issued in a private placement simultaneously with the Company’s initial public offering (the “private placement warrants”). All remaining outstanding warrants were redeemed through cashless exercise in July 2021.

Under the terms of the warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent, the public warrants became exercisable on a cashless basis on January 27, 2020, based on the exchange ratio as calculated under the Warrant Agreement at the time of the exercise. On March 13, 2020 and pursuant to the terms of the Warrant Agreement, we announced that all public warrants that remained unexercised immediately after 5:00 p.m. New York City time on April 13, 2020 (the “Redemption Date”) would be redeemed for $0.01 per warrant. Warrant holders could exercise their public warrants at any time from March 13, 2020 and prior to the Redemption Date on a cashless basis, and receive 0.5073 shares of common stock per public warrant surrendered for exercise. Immediately after the Redemption Date, 295,305 public warrants remained unexercised and were redeemed at a redemption price of $0.01 per public warrant in accordance with the terms of the Warrant Agreement. The private placement warrants were not subject to the redemption and remain outstanding as of June 30, 2021.

The Company determined that both the public warrants and the private placement warrants (the "Warrants") should be classified as a liability in accordance with ASC 480. The Company remeasures the fair value of the Warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded expense of approximately $20.4 million and $9.6 million for the three months ended June 30, 2021 and 2020, respectively, and $69.1 million and $326.5 million for the six months ended June 30, 2021 and 2020, respectively. The fair value of the warrant liability is approximately $100.3 million and $135.4 million as of June 30, 2021 and December 31, 2020, respectively. The private placement warrants are classified as Level 3 financial instruments. See Note 14. Fair Value Measurements.

(12)     Earnings per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
	(In thousands, except for share and per share data)
Basic and diluted:
Net loss	$(94,040)	$(71,973)	$(223,734)	$(448,709)
Weighted average shares of common stock outstanding	240,733,497	211,784,541	238,774,515	207,097,047
Basic and diluted net loss per share	$(0.39)	$(0.34)	$(0.94)	$(2.17)
As of June 30, 2021 and June 30, 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 2,666,667 and 8,000,000, respectively, shares and the dilutive effect of outstanding stock options and unvested restricted stock units, as described in Note 12 of the “Notes to Consolidated Financial Statements” included in the 2020 Amendment No. 2 to Form 10-K, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13)    Stock-Based Compensation
The Company's 2019 Incentive Award Plan ("2019 Plan") is more fully described in Note 13 of the "Notes to Consolidated Financial Statements" in the Amendment No. 2 to Form 10-K. Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and restricted stock units ("RSU") to employees, directors and other service providers. Performance stock units ("PSU") are RSUs that vest based on the achievement of specified performance criteria. Twenty five percent of such stock options cliff vest at the grant dates first anniversary and will ratably vest monthly over the next three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

Stock Option Units

The following table sets forth the summary of options activity for the six month ended June 30, 2021 under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2020	6,796,045	$13.59	8.64	68,888
Granted	—	—
Exercised	(1,013,402)	13.01
Forfeited options	(588,999)	13.93
Options outstanding at June 30, 2021	5,193,644	$13.67	7.53	167,604

Options exercisable at June 30, 2021	1,916,745	$13.49	7.34	62,305
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

The following table sets forth the summary of RSUs activity during the six months ended June 30, 2021 under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	4,760,784	$19.63
Granted	680,784	40.41
Vested	(709,404)	16.20
Forfeited	(713,766)	16.72
Outstanding at June 30, 2021	4,018,398	$24.21

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
In March 2021, the Company granted a total of 84,626 PSUs to our executive officers. Between 25% and 200% of the PSUs are eligible to vest based on the achievement of certain performance goals by specified target dates. The fair value of these PSUs is calculated based on the market value of the Company's common stock on the grant date. These PSUs are amortized over the requisite service period in which it is probable that the performance goal is achieved. The following table summarizes the details of the performance stock units:

	Shares	Weighted Average Fair Value
PSUs outstanding at December 31, 2020	—	$—
Granted	84,626	29.88
PSUs outstanding at June 30, 2021	84,626	$29.88

Stock options, RSUs and PSUs expenses are included in selling, general and administrative and research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock option expense
Selling, General & Administrative	1,870	1,880	10,856	3,944
Research & Development	825	1,017	1,668	2,056
Total stock option expense	2,695	2,897	12,524	6,000

RSU expense
Selling, General & Administrative	7,982	1,666	17,035	2,473
Research & Development	3,172	962	6,402	1,477
Total RSU expense	11,154	2,628	23,437	3,950

PSU expense
Selling, General & Administrative	$574	$—	$574	$—
Total PSU expense	$574	$—	$574	$—

Total stock-based compensation expense	$14,423	$5,525	$36,535	$9,950

As of June 30, 2021, the unrecognized stock-based compensation related to stock options was $28.9 million and is expected to be recognized over a weighted-average period of 2.7 years. At June 30, 2021, the unrecognized stock-based compensation related to RSUs was $99.5 million and is expected to be recognized over a weighted-average period of 3.1 years. As of June 30, 2021, the unrecognized stock-based compensation related to PSUs was $2.0 million and is expected to recognized over a weighted-average period of 0.9 years.
(14)     Fair Value Measurements
We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We estimate fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company calculated the estimated fair value of warrants using the following assumptions:

As of
June 30, 2021
Risk-free interest rate	0.53%
Contractual term	3.33 years
Expected volatility	85%

As of
December 31, 2020
Risk-free interest rate	0.25%
Contractual term	3.82 years
Expected volatility	80%

The carrying amounts included in the Condensed Consolidated Balance Sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 at fair value on a recurring basis:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money Market	$244,657	$—	$—
Certificate of Deposit	70,838	—	—
Cash Equivalents	200,364	—	—
Total assets at fair value	$515,859	$—	$—

Liabilities:
Warrant Liability	$—	$—	$100,347
Total Liabilities	$—	$—	$100,347

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money Market	$357,463	$—	$—
Certificate of Deposit	93,802	—	—
Cash Equivalents	200,364	—	—
Total asset at fair value	$651,629	$—	$—

Liabilities:
Warrant Liability	$—	$—	$135,440
Total Liabilities	$—	$—	$135,440
(15)    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 30, 2021, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million. For the three months ended June 30, 2021 and 2020, the Company did not record additional legal settlement expense. There was no additional legal settlement expense recorded for the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company recorded an additional legal settlement expense of approximately $0.2 million, which was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2021, the Company has an outstanding $1.9 million payable pending final court motions that has been delayed due to COVID-19. The settlement payment was made in full in July 2021.
(16)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss, as incurred. Defined contributions were $1.5 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. Defined contributions were $2.6 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.
(17)    Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020
		(As Restated)
	(in thousands)
Supplemental disclosure
Cash payments for:
Income tax paid	$58	$34
	$58	$34

Schedule for noncash investing activities:
Unpaid property, plant, and equipment received	$270	$1,287
	$270	$1,287

Schedule for noncash financing activities:
Issuance of common stock through "cashless" warrants exercised	$104,176	$360,742
Issuance of common stock through restricted stock units vested	27,320	—
Long-term debt	—	930
Unpaid deferred transaction costs	250	—
	$131,746	$361,672

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(18)    Subsequent Events
On July 12, 2021, we entered into a distribution agency agreement (the “Distribution Agency Agreement”) with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $500.0 million of shares of the Company’s common stock, par value $0.0001 per share, through an "at the market offering" program ("ATM"), from time to time by the Company through the Agents, acting as the Company’s sales agents, or directly to one or more of the Agents, acting as principal.
On July 16, 2021, we completed the ATM, generating $500.0 million in gross proceeds, before deducting $6.2 million in underwriting discounts and commissions, and other expenses payable by the Company, through the sale of 13,740,433 shares of common stock We intend to use the net proceeds generated from the ATM for general corporate purposes, including working capital, general and administrative matters and capital expenditures for our manufacturing capabilities, development of our spaceship fleet and other infrastructure improvements.
On July 19, 2021, the Company paid the $1.9 million legal settlement related to a former contractor employed through a third party staffing agency, as noted in 15. Commitments and Contingencies.

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

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in Amendment No. 2 to Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our
Amendment No. 2 to Form 10-K and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview
We are at the vanguard of a new industry, pioneering a consumer space experience using reusable spaceflight systems. We believe the commercial exploration of space represents one of the most exciting and important technological initiatives of our time. Less than 600 humans have ever traveled above the Earth’s atmosphere into space to become officially recognized as astronauts, cosmonauts or taikonauts. This industry is growing dramatically due to new products, new sources of private and government funding, and new technologies. Demand is emerging from new sectors and demographics, which we believe is broadening the total addressable market. As government space agencies have retired or reduced their capacity to send humans into space, private companies are beginning to make exciting inroads into the fields of human space exploration. We have embarked on this journey with a mission to put humans into space and return them safely to Earth on a routine and consistent basis. We believe that opening access to space will connect the world to the wonder and awe created by space travel, offering customers a transformative experience, and provide the foundation for a myriad of exciting new industries.

We are a vertically integrated business built on top of an aerospace company, offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers as tourists, as well as flying researchers and experiments for scientific and education purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using our proprietary technology and processes and focused on providing space experiences for private astronauts, researcher flights and professional astronaut training.

We intend to offer our customers a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. Our elegant and distinctive spaceflight system – which takes off and lands on a runway – has been designed for optimal safety and comfort. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose-built commercial spaceport and will be the site of our initial commercial spaceflight operations. We believe the site provides us with a competitive advantage as it not only has a desert climate with relatively predictable weather conditions preferable to support our spaceflights, it also has airspace that is restricted for surrounding commercial air traffic that facilitates frequent and consistent flight scheduling.

Our primary mission is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July 2021. The May flight carried revenue-generating scientific research experiments as part of NASA’s Flight Opportunities Program. This is the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the Federal Aviation Administration (“FAA”) resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our July flight was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. We have received reservations for approximately 600 spaceflight tickets and collected more than $80.0 million in future astronaut deposits as of June 30, 2021. In February 2020, we launched our One Small Step campaign which allows interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of June 30, 2021, there were approximately 1,000 participants in our One Small Step program from 66 countries. We retired the "One Small Step" program on December 31, 2020. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day.

We have developed an extensive set of integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our spaceflight system consists of two primary components: our carrier aircraft, the mothership, and our spaceship.

The Spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments or researchers that travel with their experiments for human tended research flights, into space and return them safely to Earth. Fundamentally, the Spaceship is a rocket-powered aerospace vehicle that operates more like a plane than a traditional vertically launched rocket. It is powered by a hybrid rocket propulsion system, which propels the spaceship on a trajectory into space. The hybrid rocket motor utilizes liquid oxidizer and solid fuel and is designed to be a simple, safe, reliable propulsion system for the spaceship. Spaceship’s cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below. Our mothership is a twin-fuselage, custom-built aircraft designed to carry Spaceship up to an altitude of approximately 45,000 feet where it is released for its flight into space. Using the mothership’s air launch capability, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as Spaceship does not have to rocket its way through the higher density atmosphere closest to the Earth’s surface as well as being a fully reusable spaceflight system.

Our team is currently in various stages of designing, testing and manufacturing additional spaceships and rocket motors in order to meet the expected demand for human spaceflight experiences. Our next generation spaceships will include the various learnings from our flight test program so we are able to design and manufacture our future spaceships to allow for greater predictability, faster turnaround time and easier maintenance. Concurrently, we are also researching and developing new products and technologies to grow our company.

Our operations also include spaceflight opportunities for research and technology development. Prior to Virgin Galactic’s offering, researchers have utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities related to the space environment. In most cases, these solutions offer only seconds of microgravity per flight and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. VSS Unity is intended to provide the scientific research community access to space for affordable and repeatable high-quality microgravity. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive service allowing for experiments to be repeated rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in all of our spaceflights to date. Most recently, in May, we carried payloads into space for research purposes as part of our contract with NASA under its Flight Opportunities Program, and our July flight included research payloads from the University of Florida.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for future astronauts, such as research, design, development, manufacturing and integration of advanced technology systems.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of our Amendment No. 2 to Form 10-K titled “Risk Factors.”

Commercial Launch of Our Human Spaceflight Program

We are in the final phases of developing our commercial spaceflight program. Prior to commercialization, we must complete our test flight program, which includes a rigorous series of ground and flight tests, including our baseline spaceflight metrics, flight paths and safety protocol that will be used throughout our spaceflight program. Specifically, we are working towards a third test flight later this year which will be a revenue-generating flight with the Italian Air Force. We then expect to enter a period of planned maintenance and enhancements to the vehicles before we commence commercial service. Any delays in successful completion of our test flight program, whether due to the impact of COVID-19 or otherwise, will impact our ability to generate revenue from human spaceflight.

We recently became the first spaceline to receive FAA approval to carry commercial customers to space. This was through an update to our existing commercial spaceflight license which we have held since 2016.

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of June 30, 2021, we had reservations for space flights for approximately 600 future astronauts. In February 2020, we launched our One Small Step campaign which allowed interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and, as of December 31, 2020, we had received approximately 1,000 One Small Step deposits for approximately $1,000 from 66 countries before we retired the "One Small Step" program on December 31, 2020, but expect to reopen ticket sales in 2021.

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

Consistent with the actions taken by governmental authorities, including US Federal, California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America, New Mexico and in our London office location in late March 2020. Starting March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second Spaceship vehicle, process documentation updates, as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations and under revised operational and manufacturing plans that conformed to the latest COVID-19 health precautions, at that time. Such actions included, although were not limited to universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of work surfaces, tools and equipment. We also offered testing to employees and contractors for COVID-19 on a regular basis. As the pandemic has evolved, we have continued to follow US Federal, State and UK guidance, as applicable to our sites. However, the COVID-19 pandemic and the continued precautionary actions taken throughout 2020 and thus far during 2021 related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

Beginning in the summer of 2020, all of our employees whose work requires them to be in our facilities returned back on-site, and we continue to follow Federal, State and international guidance as applicable, to ensure employee safety. We have, however, experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. For the time being, we are encouraging those employees who are not required onsite and are able to work from home to continue doing.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue. The full impact of the COVID-19 pandemic on our business and results of our future operations will depend on future developments, such as the ultimate duration and scope of the pandemic and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines, and/or further restrict travel. We believe our cash and cash equivalents on hand at June 30, 2021 and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. If the pandemic worsens and we experience an additional delay, we may take additional actions, such as further reducing costs.
Component of Results of Operations
Revenue
To date, we have primarily generated revenue by transporting scientific commercial research and development payloads using our spaceflight systems and by providing engineering services as a subcontractor to the primary contractor of a long-term contract with the U.S. government. We also have generated revenues from a sponsorship arrangement.
Following the commercial launch of our human spaceflight services, we expect the significant majority of our revenue to be derived from ticket sales to fly to space. We also expect that we will continue to receive a small portion of our revenue by providing services relating to the research, design, development, manufacture and integration of advanced technology systems.
Cost of Revenue
Costs of revenue related to spaceflights includes costs related to the consumption of a rocket motor, fuel, payroll and benefits for our pilots and ground crew, and maintenance. Cost of revenue related to the payload and engineering services consists of expenses related to materials and human capital, such as payroll and benefits. Once we have completed our test flight program and commenced commercial operations, we will capitalize the cost to construct any additional Spaceship vehicles. Cost of revenue will include vehicle depreciation once those spaceships are placed into service. We have not capitalized any spaceship development costs to date.

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

Selling, General and Administrative
Selling, general and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing and commercial, and human resources; depreciation expense and rent relating to facilities, including a portion of the lease with Spaceport America, and equipment; professional fees; and other general corporate costs. Human capital expenses primarily include salaries, cash bonuses, stock-based compensation and benefits. As we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis.

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

As of June 30, 2021, our current primary research and development objectives focus on the development of our Mothership and Spaceship vehicles for commercial spaceflights and developing our RocketMotor, a hybrid rocket propulsion system that will be used to propel our Spaceship vehicles into space. The successful development of Mothership, Spaceship and RocketMotor involves many uncertainties, including:
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

Other Income, net
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue	$571	$—	$571	$238
Cost of revenue	63	—	63	173
Gross profit	508	—	508	65
Operating expenses:
Selling, general and administrative expenses	38,503	26,047	83,417	52,802
Research and development expenses	35,903	37,009	72,266	71,201
Operating loss	(73,898)	(63,056)	(155,175)	(123,938)
Change in fair value of warrants	(20,363)	(9,596)	(69,082)	(326,492)
Interest income, net	214	498	532	1,666
Other income	13	221	40	49
Loss before income taxes	(94,034)	(71,933)	(223,685)	(448,715)
Income tax benefit (expense)	(6)	(40)	(49)	6
Net loss	$(94,040)	$(71,973)	$(223,734)	$(448,709)

For the Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020
Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Revenue	$571	$—	$571	100%	$571	$238	$333	140%

We recorded $0.6 million of revenue for the three months ended June 30, 2021, compared to no revenue for the three months ended June 30, 2020. Revenue recorded for the three months ended June 30, 2021 was attributable to the spaceflight of two payloads in May 2021 and revenue earned from the completion of certain technical milestones related to payload services.

We recorded $0.6 million of revenue for the six months ended June 30, 2021, compared to $0.2 million revenue for the six months ended June 30, 2020. Revenue recorded for the six months ended June 30, 2021 was attributable to the spaceflight of two payloads in May 2021 and revenue earned from the completion of certain technical milestones related to payload services. Revenue recorded for the six months ended June 30, 2020 was related to engineering services provided under long-term U.S. government contracts that ended in early 2020.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Cost of revenue	$63	$—	$63	100%	$63	$173	$(110)	(64)%
Gross profit	$508	$—	$508	100%	$508	$65	$443	682%
Gross margin	89%	—%			89%	27%

We recorded $0.1 million cost of revenue for the three months ended June 30, 2021, compared to no cost of revenue for the three months ended June 30, 2020. We recorded $0.1 million cost of revenue for the six months ended June 30, 2021, compared to $0.2 million cost of revenue for the six months ended June 30, 2020. Cost of revenue primarily relates to the incremental costs related to the completion of payload services and labor costs provided for engineering services under long-term U.S. government contracts.

Gross profit increased by $0.5 million, or 100%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Gross margin for the three months ended June 30, 2021 increased 100% compared to the three months ended June 30, 2020.

Gross profit increased by $0.4 million, or 682% to $0.5 million for the six months ended June 30, 2021 from $0.1 for the six months ended June 30, 2020. Gross margin for the six months ended June 30, 2021 increased 226% compared to the six months ended June 30, 2020.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Selling, general and administrative expenses	$38,503	$26,047	$12,456	48%	$83,417	$52,802	$30,615	58%

Selling, general and administrative expenses increased by $12.5 million, or 48%, to $38.5 million for the three months ended June 30, 2021 from $26.0 million for the three months ended June 30, 2020. This increase was primarily due to a $6.9 million increase in stock-based compensation and a $3.5 million increase in salary, bonus, and other benefits. In addition there was a $2.0 million increase in marketing related expenses.

Selling, general and administrative expenses increased by $30.6 million, or 58%, to $83.4 million for the six months ended June 30, 2021 from $52.8 million for the six months ended June 30, 2020. This increase was primarily due to a $22.0 million increase in stock-based compensation and a $9.4 million increase in salary, bonus, and other benefits. In addition there was a $2.0 million increase in marketing related expenses. These increases were partially offset with decreases of $2.9 million of professional and legal fees.

Research and Development Expenses

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Research and development expenses	$35,903	$37,009	$(1,106)	(3)%	$72,266	$71,201	$1,065	1%

Research and development expenses decreased by $1.1 million, or 3%, to $35.9 million for the three months ended June 30, 2021 from $37.0 million for the three months ended June 30, 2020. The decrease was primarily due a $5.0 million decrease in contract labor associated with the development our spaceflight system. This decrease was partially offset by increases of $2.0 million of stock-based compensation and $2.0 million in salaries, bonus and other benefits both primarily driven by the addition of key executive leadership.

Research and development expenses increased by $1.1 million, or 1%, to $72.3 million for the six months ended June 30, 2021 from $71.2 million for the six months ended June 30, 2020. The increase was primarily due to a $6.0 million increase in salaries, bonus, and other benefits and a $4.5 million increase in stock-based compensation both primarily driven by the addition of key executive leadership. These increases were partially offset by a decrease of $11.0 million in contract labor associated with the development our spaceflight system.
Change in the Fair Value of Warrants

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2021	2020			2021	2020
	($ in thousands)				(In thousands, except %)
Change in fair value of warrants	$(20,363)	$(9,596)	$(10,767)	112%	$(69,082)	$(326,492)	$257,410	(79)%
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

Interest Income, net

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Interest income, net	$214	$498	$(284)	(57)%	$532	$1,666	$(1,134)	(68)%
Interest income decreased by $0.3 million, or 57%, to $0.2 million for the three months ended June 30, 2021 from $0.5 million for the three months ended June 30, 2020.

Interest income decreased by $1.1 million, or 68%, to $0.5 million for the six months ended June 30, 2021 from $1.7 million for the six months ended June 30, 2020.

The decrease was primarily due to significant reductions in interest rates offered for cash, cash equivalents and restricted cash being held in interest-bearing accounts.

Other Income, net
The changes in other income for the three months and six months ended June 30, 2021 from the three and six months ended June 30, 2020 were not material and were primarily attributable to the net unrealized losses on marketable securities.

Income Tax (Expense) Benefit
Income tax (expense) benefit was immaterial for the three and six months ended June 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
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

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $565 million. From the time of our inception to the consummation of the Virgin Galactic Business Combination, we financed our operations and capital expenditures through cash flows financed by Vieco 10 and GV. Our principal sources of liquidity following the Virgin Galactic Business Combination have been from the October 2019 investment by an entity affiliated with the Boeing Company and sales of our common stock.

As noted in Note 18 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we completed the ATM, generating $493.7 million in net proceeds, through the sale of 13,740,433 shares of common stock. We intend to use the net proceeds generated from the ATM for general corporate purposes, including working capital, general and administrative matters and capital expenditures for our manufacturing capabilities, development of our spaceship fleet and other infrastructure improvements.

Historical Cash Flows

	Six Months Ended June 30,
	2021	2020
		(As restated)
	(In thousands)
Net cash (used in) provided by
Operating activities	(113,472)	$(108,087)
Investing activities	(1,647)	(9,940)
Financing activities	819	(1,516)
Net change in cash and cash equivalents and restricted cash	$(114,300)	$(119,543)
Operating Activities
Net cash used in operating activities was $113.5 million for the six months ended June 30, 2021, primarily consisting of $223.7 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $5.7 million, stock based compensation expense of $36.5 million, and change in fair value of warrants of $69.1 million, as well as $1.1 million of cash consumed by working capital.

Net cash used in operating activities was $108.1 million for the six months ended June 30, 2020, primarily consisting of $448.7 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of

$4.5 million, stock based compensation expense of $10.0 million, and change in fair value of warrants of $326.5 million, as well as a $0.4 million increase in cash consumed by working capital.

Investing Activities
Net cash used in investing activities was $1.6 million for the six months ended June 30, 2021, primarily consisting of the completion of construction activities at the Gateway to Space facility and purchases of IT infrastructure and tooling and manufacturing equipment.

Net cash used in investing activities was $9.9 million for the six months ended June 30, 2020, primarily consisting of construction activities at the Gateway to Space facility, IT infrastructure purchases, and the purchase of tooling and manufacturing equipment.

Financing Activities
Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2021, consisting primarily of net cash proceeds from issuance of common stock, offset by tax withholdings for stock options exercised.

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2020, consisting primarily of cash consumed by professional and other fees related to financing transaction costs.

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

Although we believe that our current capital is adequate to sustain our operations for a period of time, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single Spaceship, we currently have two additional Spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we have achieved technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and continue to expense these costs as incurred to research and development.

The commercial launch of our human spaceflight program and the anticipated expansion of our fleet have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures.

Contractual Obligations and Commitments
Except as set forth in Note 15, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 2 to Form 10-K for the year ended December 31, 2020, filed with the SEC on May 10, 2021.
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

Interest Rate Risk
Cash, cash equivalents and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. We consider all highly liquid investments with a maturity of three months or less as cash equivalents. As of June 30, 2021, we had $565 million deposits held primarily in cash, cash equivalents and restricted cash, which includes $552 million in cash equivalents. Cash equivalents are short term investments and would not be significantly impacted by changes in the interest rates. We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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
Item 4. Controls and Procedures
Remediation of Material Weakness in Internal Control

As of the filing of this Quarterly Report on Form 10-Q, management has completed the implementation of our remediation efforts of the material weakness related to accounting for warrants issued as part of the Virgin Galactic Business Combination as previously reported. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our remediation efforts included requiring the formalized consideration of obtaining additional technical guidance prior to concluding on significant or unusual transactions. These additional considerations include items such as obtaining additional accounting pronouncements or performing consultations with third party accounting specialists, authoritative bodies or regulators.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and the information described above in this Item 4, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Other than described above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, including the matter described under Item 1A., Risk Factors in this Quarterly Report, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, in addition to the risk factor included below, see the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Amended Annual Report on Form 10-K/A, which risk factor section is incorporated herein by reference.

Litigation in which we are or may become involved may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. In May 2021, a class action complaint was filed against us in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070, alleging, among other things, that we made false and misleading statements regarding the accounting treatment of warrants to purchase shares of our common stock, which resulted in the restatement of our financial statements as of and for the years ended December 31, 2020 and 2019. This matter or other such matters may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices, even if we believe the claims asserted against us are without merit. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.
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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
10.1	Amended No. 2 Non-Employee Director Compensation Program	10-Q	001-38202	10.2	05/10/2021
10.2	Form of Director Restricted Stock Unit Award (Annual Award)	10-Q	001-38202	10.4	05/10/2021
10.3	Letter Agreement to Amend Facilities Lease, dated December 21, 2018, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority.	10-Q	001-38202	10.5	05/10/2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: August 5, 2021		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)