Form 10-Q
period 2021-09-30
Virgin Galactic Holdings, Inc
filed 2021-11-08
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2021, there were 258,011,211 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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
Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" of Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Amendment No. 2 to Form 10-K"), in Part II, Item IA. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly report ended June 30, 2021, and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form

10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(As Restated)
Assets
Current assets
Cash and cash equivalents	$702,565	$665,924
Restricted cash	18,078	13,031
Marketable securities, short-term	29,441	—
Inventories	29,306	30,483
Prepaid expenses and other current assets	8,963	18,489
Total current assets	788,353	727,927
Marketable securities, long-term	256,691	—
Property, plant, and equipment, net	48,130	53,148
Other non-current assets	24,449	22,915
Total assets	$1,117,623	$803,990
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,997	$5,998
Accrued liabilities	23,298	22,982
Customer deposits	84,769	83,211
Other current liabilities	2,416	2,830
Total current liabilities	118,480	115,021
Non-current liabilities:
Warrant liability	—	135,440
Other long-term liabilities	29,214	26,451
Total liabilities	$147,694	$276,912
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	$—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 257,397,850 and 236,123,659 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	25	23
Additional paid-in capital	2,013,171	1,297,794
Accumulated deficit	(1,042,846)	(770,744)
Accumulated other comprehensive income	(421)	5
Total stockholders' equity	969,929	527,078
Total liabilities and stockholders' equity	$1,117,623	$803,990

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As restated)		(As restated)
Revenue	$2,580	$—	$3,151	$238
Cost of revenue	207	—	270	173
Gross profit	2,373	—	2,881	65
Selling, general, and administrative expenses	49,859	30,936	133,276	83,738
Research and development expenses	35,593	46,075	107,859	117,276
Operating loss	(83,079)	(77,011)	(238,254)	(200,949)
Change in fair value of warrants	34,432	(15,280)	(34,650)	(341,772)
Interest income, net	234	313	766	1,979
Other income (loss), net	70	(44)	110	5
Loss before income taxes	(48,343)	(92,022)	(272,028)	(540,737)
Income tax expense	(25)	(40)	(74)	(34)
Net loss	(48,368)	(92,062)	(272,102)	(540,771)
Other comprehensive loss:
Foreign currency translation adjustment	3	48	11	(6)
Unrealized loss on marketable securities	(437)	—	(437)	—
Total comprehensive loss	$(48,802)	$(92,014)	$(272,528)	$(540,777)

Net loss per share:
Basic	$(0.19)	$(0.41)	$(1.11)	$(2.54)
Diluted	(0.32)	(0.41)	(1.11)	(2.54)

Weighted-average shares outstanding:
Basic	254,749,195	225,253,536	244,157,923	213,193,386
Diluted	255,147,228	225,253,536	244,157,923	213,193,386
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)
(As restated for the nine months ended September 30, 2020)

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019	—	$—	196,001,038	$20	$469,008	$(125,857)	$59	$343,230
Net loss	—	—	—	—	—	(376,736)	—	(376,736)
Other comprehensive income (loss)	—	—	—	—	—	—	(54)	(54)
Common stock issued related to warrants exercised	—	—	13,239,934	1	341,000	—	—	341,001
Stock-based compensation	—	—	—	—	4,425	—	—	4,425
Balance as of March 31, 2020	—	—	209,240,972	21	814,433	(502,593)	5	311,866
Net loss	—	—	—	—	—	(71,973)	—	(71,973)
Common stock issued related to warrants exercised	—	—	1,162,884	—	19,741	—	—	19,741
Stock-based compensation	—	—	—	—	5,525	—	—	5,525
Transaction costs	—	—	—	—	(770)	—	—	(770)
Balance as of June 30, 2020	—	—	210,403,856	21	838,929	(574,566)	5	264,389
Net loss	—	—	—	—	—	(92,062)	—	(92,062)
Other comprehensive income (loss)	—	—	—	—	—	—	48	48
Stock-based compensation	—	—	—	—	8,625	—	—	8,625
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	17,647	—	(399)	—	—	(399)
Issuance of common stock	—	—	23,600,000	2	460,198	—	—	460,200
Transaction costs	—	—	—	—	(19,515)	—	—	(19,515)
Balance as of September 30, 2020	—	—	234,021,503	23	1,287,838	$(666,628)	$53	$621,286

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares		Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2020	—	$—	236,123,659		$23	$1,297,794	$(770,744)	$5	$527,078
Net loss	—	—	—		—	—	(129,694)	—	(129,694)
Other comprehensive loss	—	—	—		—	—	—	26	26
Stock-based compensation	—	—	—		—	22,111	—	—	22,111
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	1,150,771		—	323	—	—	323
Balance as of March 31, 2021	—	—	237,274,430		23	1,320,228	(900,438)	31	419,844
Net loss	—	—	—		—	—	(94,040)	—	(94,040)
Other comprehensive income (loss)	—	—	—		—	—	—	(20)	(20)
Stock-based compensation	—	—	—		—	14,423	—	—	14,423
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	275,283		—	840	—	—	840
Common stock issued related to warrants exercised	—	—	3,387,827		—	104,176	—	—	104,176
Balance as of June 30, 2021	—	—	240,937,540		23	1,439,667	(994,478)	11	445,223
Net loss	—	—	—		—	—	(48,368)	—	(48,368)
Other comprehensive income (loss)	—	—	—		—	—	—	(432)	(432)
Stock-based compensation	—	—	—		—	12,170	—	—	12,170
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	685,487		—	1,916	—	—	1,916
Common stock issued related to warrants exercised	—	—	2,034,390	—	—	65,914	—	—	65,914
Issuance of common stock	—	—	13,740,433		2	499,998	—	—	500,000
Transaction costs	—	—	—		—	(6,494)	—	—	(6,494)
Balance as of September 30, 2021	—	—	257,397,850		25	2,013,171	$(1,042,846)	$(421)	$969,929

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
		(As restated)
Cash flows from operating activities
Net loss	$(272,102)	$(540,771)
Stock-based compensation	48,704	18,575
Depreciation and amortization	8,635	6,998
Change in fair value of warrant liability	34,650	341,772
Other operating activities, net	(42)	75
Change in assets and liabilities
Inventories	1,178	1,195
Other current and non-current assets	6,342	6,152
Accounts payable and accrued liabilities	1,824	719
Customer deposits	2,148	(172)
Other current and non-current liabilities	3,026	2,394
Net cash used in operating activities	(165,637)	(163,063)
Cash flows from investing activity
Capital expenditures	(2,452)	(13,661)
Purchases of marketable securities	(286,132)	—
Cash used in investing activity	(288,584)	(13,661)
Cash flows from financing activities
Payments of finance lease obligations	(105)	(89)
Proceeds from issuance of common stock pursuant to stock options exercised	18,856	—
Repayment of notes payable	(310)	—
Proceeds from issuance of common stock	500,000	$460,200
Transaction costs	(6,753)	(20,866)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(15,779)	(399)
Net cash provided by financing activities	495,909	438,846
Net increase in cash and cash equivalents	41,688	262,122
Cash, cash equivalents and restricted cash at beginning of period	678,955	492,721
Cash, cash equivalents and restricted cash at end of period	$720,643	$754,843

Cash and cash equivalents	$702,565	$741,575
Restricted cash	18,078	13,268
Cash, cash equivalents and restricted cash	$720,643	$754,843

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

Consistent with the actions taken by governmental authorities, including U.S. Federal, California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America in New Mexico in March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle; process documentation updates; as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conformed to the COVID-19 health precautions at that time. This included universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular, thorough disinfecting of surfaces and tools. We also tested employees and contractors for COVID-19 on a regular basis. Following OSHA guidance, we have since allowed fully vaccinated employees and contractors to be mask free in our facilities while continuing to require the wearing of masks for our unvaccinated population. Our unvaccinated population is also required to test weekly for COVID-19. In September 2021, the U.S. government issued Executive Order 14042, mandating that all employees of federal contractors and subcontractors be fully vaccinated against COVID-19 by December 8, 2021, unless such employees are legally entitled to an accommodation. As a federal contractor, we intend to fully comply with Executive Order 14042. As the COVID-19 pandemic has evolved, we have continued to follow U.S. Federal, State and UK guidance, as applicable to our sites. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

Beginning in the summer of 2020, all of our employees whose work requires them to be in our facilities returned back on-site, and we continue to follow Federal, State and international guidance as applicable, to ensure employee safety. We have, however, experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken in response to COVID-19. For the time being, we are encouraging those employees who are not required onsite and are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we implemented in response to the pandemic have caused some delays in operational and maintenance activities, including delays in our test flight program. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to September 30, 2021 will depend on future developments, such as the ultimate duration and scope of the pandemic and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines or further restrict travel. We believe our cash and

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cash equivalents on hand at September 30, 2021, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements.

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

	Public Warrants	Private Placement Warrants	Total
	(In thousands)
Warranty Liability at December 31, 2019	$77,050	$47,280	$124,330
Redemption/Exercise of Warrants	(341,001)	—	(341,001)
Change in Fair Value	283,296	33,600	316,896
Warrant Liability at March 31, 2020	19,345	80,880	100,225
Redemption/Exercise of Warrants	(19,741)	—	(19,741)
Change in Fair Value	396	9,200	9,596
Warrant Liability at June 30, 2020	—	90,080	90,080

Warranty Liability at December 31, 2020	—	135,440	135,440
Change in Fair Value	—	48,719	48,719
Warrant Liability at March 31, 2021	—	184,159	184,159
Redemption/Exercise of Warrants	—	(104,175)	(104,175)
Change in Fair Value	—	20,363	20,363
Warrant Liability at June 30, 2021	—	100,347	100,347
Redemption/Exercise of Warrants	—	(65,915)	(65,915)
Change in Fair Value	—	(34,432)	(34,432)
Warrant Liability at September 30, 2021	$—	$—	$—

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

(b)     Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP required us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for revenue, cost of revenue, contract assets, contract liabilities, useful lives of property, plant and equipment, fair value of investments, accrued liabilities, income taxes including deferred tax assets and liabilities and impairment valuation, warrants, stock-based awards and contingencies.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

estimating the variable transaction price. Revenue is recognized as control of the performance obligation is transferred over time to the customer.
Variable consideration
We generally estimate variable consideration and refund liabilities at the most likely amount to which we expect to be entitled or owed and in certain cases based on the expected value, which requires judgment. Estimated variable consideration amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimated refund liability amounts are excluded in the transaction price to the extent it is probable that they are payable to the customer. Our estimates of variable consideration and refund liabilities, and determination of whether to include the estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information that is reasonably available to us.
Disaggregation of revenue
The Company does not disaggregate revenue for purposes of disclosure.
Contract balances
Contract assets are comprised of billed accounts receivable and unbilled receivables, which is the result of timing of revenue recognition, billings and cash collections. The Company records accounts receivable when it has an unconditional right to consideration.
Contract liabilities relate to spaceflight operations and other revenue contracts and are recorded when cash payments are received or due in advance of performance. Cash payments for spaceflight services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become nonrefundable. Customer deposits become nonrefundable and are recorded as deferred revenue following the Company's delivery of the conditions of carriage to the customer and execution of an informed consent. As of September 30, 2021 and December 31, 2020, our contract liabilities are $84.8 million and $83.2 million, respectively. As of September 30, 2021, the contract liabilities were comprised of customer deposits for our spaceflight services of $84.8 million. As of December 31, 2020, the contract liabilities are comprised of customer deposits for our spaceflight services of $82.7 million and $0.6 million for our payload contracts.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

(d)     Marketable Securities
The Company's marketable securities have been classified as debt securities and accounted for as "available-for-sale" securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. Marketable securities are classified as short-term and long-term based on their availability for use in current operations. The Company's marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) in the statement of equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the Company's statement of operations and comprehensive loss in the period in which such determination is made.

(e)    Warrant liability
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

(f)     Reclassification
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(g)     Other Summary of Significant Accounting Policies
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
In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer's accounting for modifications of exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update is effective for all entities for fiscal years beginning after December 15, 2021. We evaluated and determined that the update has had no impact on the Company's condensed consolidated financial statements after the effective date.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $40,000 per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $390,000 and $40,000 for the three months ended September 30, 2021 and 2020, respectively. We paid license and royalty fees of $470,000 and $135,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company has a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") based on an allocation methodology that considers our headcount, unless directly attributable to the business. The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment, pilot services, and other general administrative expenses. We were allocated $33,000 and $131,000 of operating expenses, net, from VOH for the three months ended September 30, 2021 and 2020, respectively. We were allocated $104,000 and $367,000 of operating expenses, net, from VOH for the nine months ended September 30, 2021 and 2020, respectively. The Company has a receivable (payable) from VOH of $19,000 and $85,000 as of September 30, 2021 and December 31, 2020, respectively.
(5)    Inventory
As of September 30, 2021 and December 31, 2020, inventory is comprised of the following:

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Raw Materials	$21,174	$22,963
Spare parts	8,132	7,520
Total inventory	$29,306	$30,483

For the three months ended September 30, 2021 and September 30, 2020, we wrote off $0.2 million and $0.1 million of inventory due to excess and obsolescence, respectively. For the nine months ended September 30, 2021 and September 30, 2020, we wrote off $0.4 million and $1.3 million of inventory due to excess and obsolescence, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)    Property, Plant, and Equipment, net
As of September 30, 2021 and December 31, 2020, property, plant, and equipment, net consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Buildings	$9,117	$9,142
Leasehold improvements	28,986	28,744
Aircraft	195	195
Machinery and equipment	36,748	34,330
IT software and equipment	23,338	22,042
Construction in progress	1,291	1,780
	99,675	96,233
Less accumulated depreciation and amortization	(51,545)	(43,085)
Property, plant, and equipment, net	$48,130	$53,148

Total depreciation and amortization for the three months ended September 30, 2021 and 2020 was $2.9 million and $2.5 million, respectively, of which $1.3 million and $1.1 million was recorded in research and development expense, respectively. Total depreciation and amortization for the nine months ended September 30, 2021 and 2020 was $8.6 million and $7.0 million, respectively, of which $3.9 million and $3.2 million was recorded in research and development expense, respectively.

(7)     Leases
The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" to its Amendment No. 2 to Form 10-K.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense related to leases for the periods presented below are as follows:

	Three Months Ended September 30,
	2021	2020
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$1,244	$1,181
Short-term lease expense	6	126

Finance Lease Cost:
Amortization of right-of-use assets	34	40
Interest on lease liabilities	6	8
Total finance lease cost	40	48

Variable lease cost	1,475	798
Total lease cost	$2,765	$2,153

	Nine Months Ended September 30,
	2021	2020
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$3,758	$3,343
Short-term lease expense	26	249

Finance Lease Cost:
Amortization of right-of-use assets	103	95
Interest on lease liabilities	20	25
Total finance lease cost	123	120

Variable lease cost	4,185	1,573
Total lease cost	$8,092	$5,285

The components of supplemental cash flow information related to leases for the period are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$4,065	$3,763
Operating cash flows for finance leases	$20	$25
Financing cash flows for finance leases	$105	$89

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$501	$96
Finance Leases	$19	$91

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	12.30	13.23
Finance leases (in years)	2.29	3.07

Weighted average discount rates:
Operating leases	11.66%	11.69%
Finance leases	8.22%	8.48%

The supplemental balance sheet information related to leases for the period is as follows:

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$18,549	$19,555

Short-term operating lease liabilities	$1,827	$2,384
Long-term operating lease liabilities	23,397	24,148
Total operating lease liabilities	$25,224	$26,532

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of September 30, 2021 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2021 (for the remaining period)	$1,348	$41
2022	4,258	137
2023	3,975	106
2024	3,959	30
2025	3,833	—
Thereafter	30,852	—
Total lease payments	$48,225	$314
Less:
Imputed interest/present value discount	(23,001)	$(27)
Present value of lease liabilities	$25,224	$287
(8)    Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Accrued bonus	$7,543	$6,892
Other accrued expenses	15,755	16,090
Total accrued expenses	$23,298	$22,982
(9)    Long-term Debt

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Commercial loan	$310	$620
	310	620

Less: Current portion	(310)	(310)
Non-current portion	$—	$310

Aggregate maturities of long-term debt as of September 30, 2021 are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)
2022	310
$310
On June 18, 2020, we financed the purchase of software licenses through a loan totaling approximately $0.9 million. The loan amortized in three equal annual installments of approximately $0.3 million with the final payment due on October 1, 2022 with 0% interest rate. The loan is secured by a standby letter of credit issued from our financial institution and restricted cash has been recorded for the corresponding outstanding balance.

The imputed interest of this loan was immaterial.
(10)    Income Taxes
Income tax expense was $25,000 and 40,000 for the three months ended September 30, 2021 and 2020, respectively. Income tax expense was $74,000 and 34,000 for the nine months ended September 30, 2021 and 2020, respectively. The effective income tax rate was nil for three months ended September 30, 2021 and 2020. The effective income tax rate was nil for nine months ended September 30, 2021 and 2020. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(11)    Stockholders' Equity

There have been no significant changes from the Stockholders' Equity disclosed in Note 11 of the “Stockholders Equity” included in the Amendment No. 2 Form 10-K other than the issuance of common stock and redemption of warrants as noted below.

Stockholders' Agreement

In connection with the closing of the Virgin Galactic Business Combination, the Company entered into a stockholders’ agreement with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as Virgin Investments Limited ("VIL") is entitled to designate two directors to the Company’s Board of Directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.

Warrants and Warrant Redemption
Public warrants were initially issued as part of SCH's initial public offering in 2017 and assumed upon the consummation of the Business Combination. As of September 30, 2021, there were no public warrants outstanding. As of September 30, 2021 and December 31, 2020, there were nil and 8,000,000 warrants outstanding, respectively, that were issued in a private placement simultaneously with the Company’s initial public offering (the “private placement warrants”). All remaining outstanding warrants were redeemed through cashless exercises in July 2021.

Under the terms of the warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent, the public warrants became exercisable on a cashless basis on January 27, 2020, based on the exchange ratio as calculated under the Warrant Agreement at the time of the exercise. On March 13, 2020 and pursuant to the terms of the Warrant Agreement, we announced that all public warrants that remained unexercised immediately after 5:00 p.m. New York City time on April 13, 2020 (the “Redemption Date”) would be redeemed for $0.01 per warrant. Warrant holders could exercise their public warrants at any time from March 13, 2020 and prior to the Redemption Date on a cashless basis, and receive 0.5073 shares of common stock per public warrant surrendered for exercise. Immediately after the Redemption Date, 295,305 public warrants remained unexercised and were redeemed at a redemption price of $0.01 per public warrant in accordance with the terms of the Warrant Agreement. The private placement warrants were not subject to the redemption.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company determined that both the public warrants and the private placement warrants (the "Warrants") should be classified as a liability in accordance with ASC 480. The Company remeasured the fair value of the Warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded income (expense) of approximately $34.4 million and $(15.3) million for the three months ended September 30, 2021 and 2020, respectively, and $(34.7) million and $(341.8) million for the nine months ended September 30, 2021 and 2020, respectively. The fair value of the warrant liability is approximately $0 and $135.4 million as of September 30, 2021 and December 31, 2020, respectively. The private placement warrants are classified as Level 3 financial instruments. See Note 14. Fair Value Measurements.

At The Market Offering
On July 12, 2021, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $500.0 million of shares of the Company’s common stock, par value $0.0001 per share, through an "at the market offering" program ("ATM"), from time to time by the Company through the Agents, acting as the Company’s sales agents, or directly to one or more of the Agents, acting as principal.
On July 16, 2021, we completed the ATM, generating $500.0 million in gross proceeds, before deducting $6.2 million in underwriting discounts and commissions, and other expenses payable by the Company, through the sale of 13,740,433 shares of common stock.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12)     Earnings per Share
The following table presents the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
	(In thousands, except for share and per share data)
Numerator:
Net loss attributable to common stockholders	$(48,368)	$(92,062)	$(272,102)	$(540,771)
Less: revaluation of warrant liability	(34,432)
Adjusted net loss	$(82,800)	$(92,062)	$(272,102)	$(540,771)

Denominator:
Weighted average shares outstanding, basic	254,749,195	225,253,536	244,157,923	213,193,386
Dilutive effect of common stock issuable from assumed exercise of warrants	398,033	—	—	—
Weighted average shares outstanding, diluted	255,147,228	225,253,536	244,157,923	213,193,386

Net loss per share:
Basic	$(0.19)	$(0.41)	$(1.11)	$(2.54)
Diluted	$(0.32)	$(0.41)	$(1.11)	$(2.54)

For the three months ended September 30, 2021, the Company has included the potential effect of warrants to purchase shares of common stock as the effect would be dilutive. The Company has excluded the potentially dilutive effect of outstanding stock options and unvested restricted stock units, as described in Note 12 of the “Notes to Consolidated Financial Statements” included in the 2020 Amendment No. 2 to Form 10-K, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. Diluted net loss per share is computed by dividing the net loss, adjusted for the revaluation of warrant liability for the private warrants, by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents for the three months ended September 30, 2021.

As of September 30, 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 8,000,000 shares and the dilutive effect of outstanding stock options and unvested restricted stock units, as described in Note 12 of the “Notes to Consolidated Financial Statements” included in the 2020 Amendment No. 2 to Form 10-K, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
(13)    Stock-Based Compensation
The Company's 2019 Incentive Award Plan ("2019 Plan") is more fully described in Note 13 of the "Notes to Consolidated Financial Statements" in the Amendment No. 2 to Form 10-K. Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and restricted stock units ("RSU") to employees, directors and other service providers. Performance stock units ("PSU") are RSUs that vest based on the achievement of specified performance criteria. Twenty five percent of such stock options cliff vest at the grant dates first anniversary and will ratably vest quarterly over the next three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

Stock Option Units

The following table sets forth the summary of options activity for the nine months ended September 30, 2021 under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2020	6,796,045	$13.59	8.64	$68,888
Granted	—	—
Exercised	(1,510,315)	12.49
Forfeited options	(857,842)	13.41
Options outstanding at September 30, 2021	4,427,888	$14.01	7.79	$50,013

Options exercisable at September 30, 2021	1,687,669	$13.83	6.94	$19,358
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

The following table sets forth the summary of RSUs activity during the nine months ended September 30, 2021 under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	4,760,784	$19.63
Granted	783,228	37.24
Vested	(1,029,551)	17.28
Forfeited	(1,072,000)	17.37
Outstanding at September 30, 2021	3,442,461	$25.04

Performance Stock Units
For the three months and nine months ended September 30, 2021, the Company granted a total of 10,063 and 94,689 PSUs, respectively to our executive officers. Between 25% and 200% of the PSUs are eligible to vest based on the achievement of certain performance goals by specified target dates. The fair value of these PSUs is calculated based on the market value of the Company's common stock on the grant date. These PSUs are amortized over the requisite service period in which it is probable that the performance goal is achieved. The following table summarizes the details of the performance stock units:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Shares	Weighted Average Fair Value
PSUs outstanding at December 31, 2020	—	$—
Granted	94,689	26.70
Forfeited	(4,850)	30.93
PSUs outstanding at September 30, 2021	89,839	$28.14

Stock options, RSUs and PSUs expenses are included in selling, general and administrative and research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock option expense
Selling, General & Administrative	$1,735	$2,582	$12,590	$6,527
Research & Development	776	1,254	2,445	3,310
Total stock option expense	2,511	3,836	15,035	9,837

RSU expense
Selling, General & Administrative	6,335	2,474	23,370	4,945
Research & Development	2,853	2,315	9,255	3,793
Total RSU expense	9,188	4,789	32,625	8,738

PSU expense
Selling, General & Administrative	470	—	1,044	—
Total PSU expense	470	—	1,044	—

Total stock-based compensation expense	$12,169	$8,625	$48,704	$18,575

As of September 30, 2021, the unrecognized stock-based compensation related to stock options was $24.1 million and is expected to be recognized over a weighted-average period of 2.5 years. At September 30, 2021, the unrecognized stock-based compensation related to RSUs was $86.0 million and is expected to be recognized over a weighted-average period of 2.9 years. As of September 30, 2021, the unrecognized stock-based compensation related to PSUs was $1.4 million and is expected to be recognized over a weighted-average period of 0.7 years.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The carrying amounts included in the Condensed Consolidated Balance Sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 at fair value on a recurring basis:

	As of September 30, 2021
	Cost	Gross Unrealized Gains (Losses)	Fair Value
	(in thousands)
Level 1 securities:
Money market	$576,057	$—	$576,057
Certificate of deposits	91,523	—	91,523
Level 2 securities:
Corporate debt securities	286,569	(437)	286,132
Total assets at fair value	$954,149	$(437)	$953,712

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2020
	Cost	Gross Unrealized Gains (Losses)	Fair Value
	(in thousands)
Level 1 securities:
Money market	$357,463	$—	$357,463
Certificate of deposits	93,802	—	93,802
Cash equivalents	200,364	—	200,364
Total assets at fair value	$651,629	$—	$651,629

Level 3 securities:
Warrant liability	$—	$—	$135,440
Total Liability at fair value	$—	$—	$135,440

(15)    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 30, 2021, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million, and the settlement payment was made in full in July 2021. As of September 30, 2021, the Company had no outstanding balance payable.
(16)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss, as incurred. Defined contributions were $1.5 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. Defined contributions were $4.1 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(17)    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
		(As Restated)
	(in thousands)

Cash payments for:
Income tax paid	$84	$26
	$84	$26

Schedule for noncash investing activities:
Unpaid property, plant, and equipment received	$1,021	$1,173
	$1,021	$1,173

Schedule for noncash financing activities:
Issuance of common stock through "cashless" warrants exercised	$170,090	$360,742
Issuance of common stock through restricted stock units vested	36,692	804
Long-term debt	(310)	930
Unpaid deferred transaction costs	—	117
	$206,472	$362,593

(18)    Subsequent Event
On October 22, 2021, the Company entered into an agreement to lease 60,998 square feet of office space within the same complex of our current corporate office in Tustin, California. The lease commences on January 1, 2022 and expires on April 30, 2028. The average annual base rent under the lease is approximately $2.5 million. In November 2021, the Company provided a security deposit of $257,194, pursuant to the terms of the lease.

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

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in Amendment No. 2 to Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Amendment No. 2 to Form 10-K, in the "Risk Factor" section our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview
We are at the vanguard of a new industry, pioneering a consumer space experience using reusable spaceflight systems. We believe the commercial exploration of space represents one of the most exciting and important technological initiatives of our time. Approximately 600 humans have ever traveled above the Earth’s atmosphere into space to become officially recognized as astronauts, cosmonauts or taikonauts. This industry is growing dramatically due to new products, new sources of private and government funding, and new technologies. Demand is emerging from new sectors and demographics, which we believe is broadening the total addressable market. As government space agencies have retired or reduced their capacity to send humans into space, private companies are beginning to make exciting inroads into the fields of human space exploration. We have embarked on this journey with a mission to put humans into space and return them safely to Earth on a routine and consistent basis. We believe that opening access to space will connect the world to the wonder and awe created by space travel, offering customers a transformative experience, and providing the foundation for a myriad of exciting new industries.

We are a vertically integrated business offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space as tourists, as well as flying researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using our proprietary technology and processes and focused on providing space experiences for private astronauts, researcher flights and professional astronaut training.

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

Our primary mission is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This is the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the Federal Aviation Administration (“FAA”) resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our July flight was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. As of October 31, 2021, we received reservations for more than 700 spaceflight tickets and collected more than $80.0 million in future astronaut deposits. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day.

We have developed an extensive set of integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our spaceflight system consists of two primary components: our carrier aircraft, the mothership, and our spaceship.

The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments or researchers that travel with their experiments for human tended research flights, into space and return them safely to Earth. It is powered by a hybrid rocket propulsion system, which propels the spaceship on a trajectory into space. The hybrid rocket motor utilizes liquid oxidizer and solid fuel and is designed to be a simple, safe, reliable propulsion system for the spaceship. The spaceship’s cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below. Our mothership is a twin-fuselage, custom-built aircraft designed to carry the spaceship up to an altitude of approximately 45,000 feet where it is released for its flight into space. Using the mothership’s air launch capability, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to the Earth’s surface as well as being a fully reusable spaceflight system.

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

Our operations also include spaceflight opportunities for research and technology development. Prior to Virgin Galactic’s offering, researchers have utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities related to the space environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. VSS Unity is intended to provide the scientific research community access to space for affordable and repeatable high-quality microgravity. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive service allowing for experiments to be repeated rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in all of our spaceflights to date. Most recently, in May, we carried payloads into space for research purposes as part of our contract with NASA under its Flight Opportunities Program, and our July flight included research payloads from the University of Florida.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services, such as research, design, development, manufacturing and integration of advanced technology systems.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of our Amendment No. 2 to Form 10-K titled “Risk Factors.”

Commercial Launch of Our Human Spaceflight Program
We are in the final phases of developing our commercial spaceflight program. Prior to commercialization, we must complete a period of planned maintenance and enhancements to the vehicles. Following the enhancement period, we intend to complete the vehicle testing program, including the planned research test flight with the Italian Air Force, before starting commercial flights. Commercial service is currently expected to commence in the fourth quarter of 2022. Any delays in successful completion of our test flight program, whether due to the impact of COVID-19 or otherwise, will impact our ability to generate revenue from human spaceflight.

We recently became the first spaceline to receive FAA approval to carry commercial customers to space. This was through an update to our existing commercial spaceflight license which we have held since 2016.

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of October 31, 2021, we had reservations for space flights for approximately 700 future astronauts. In February 2020, we launched our One Small Step campaign which allowed interested individuals to place a $1,000 refundable registration deposit towards the cost of a future ticket once we reopen ticket sales and received approximately 1,000 One Small Step deposits from 66 countries before we retired the "One Small Step" program on December 31, 2020. In August 2021, we reopened ticket sales, beginning with individuals from our "One Small Step" program and increased the pricing of our consumer offerings to a base price of $450,000 per seat.

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

Safety Performance of Our Spaceflight Systems
Our spaceflight systems are highly specialized with sophisticated and complex technology. We have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight systems meet rigorous quality standards. However, our spaceflight systems are still subject to operational and process risks, such as manufacturing and design issues, human errors, or cyber-attacks. Any actual or perceived safety issues may result in significant reputational harm to our business and our ability to generate human spaceflight revenue.

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

Consistent with the actions taken by governmental authorities, including U.S. Federal, California, New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America in New Mexico in March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle; process documentation updates; as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conformed to the COVID-19 health precautions at that time. This included universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular, thorough disinfecting of surfaces and tools. We also tested employees and contractors for COVID-19 on a regular basis. Following OSHA guidance, we have since allowed fully vaccinated employees and contractors to be mask free in our facilities while continuing to require the wearing of masks for our unvaccinated population. Our unvaccinated population is also required to test weekly for COVID-19. In September 2021, the U.S. government issued Executive Order 14042, mandating that all employees of federal contractors and subcontractors be fully vaccinated against COVID-19 by December 8, 2021, unless such employees are legally entitled to an accommodation. As a federal contractor, we intend to fully comply with Executive Order 14042. As the COVID-19 pandemic has evolved, we have continued to follow U.S. Federal, State and UK guidance, as applicable to our sites. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, including the completion of the development of our spaceflight systems and our scheduled spaceflight test programs.

Beginning in the summer of 2020, all of our employees whose work requires them to be in our facilities returned back on-site, and we continue to follow Federal, State and international guidance as applicable, to ensure employee safety. We have, however, experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken in response to COVID-19. For the time being, we are encouraging those employees who are not required onsite and are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue. The full impact of the COVID-19 pandemic on our business and results of our future operations will depend on future developments, such as the ultimate duration and scope of the pandemic and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines and/or further restrict travel. We believe our cash and cash equivalents on hand at September 30, 2021, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q. If the pandemic worsens and we experience an additional delay, we may take additional actions, such as further reducing costs.
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

Research and Development
Research and development expense represents costs incurred to support activities that advance our human spaceflight system towards commercialization, including basic research, applied research, concept formulation studies, design, development, and related testing activities. Research and development costs consist primarily of the following costs for developing our spaceflight systems:
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

As of September 30, 2021, our current primary research and development objectives focus on the development of our Mothership and Spaceship vehicles for commercial spaceflights and developing our rocket motor, a hybrid rocket propulsion system that will be used to propel our spaceship vehicles into space. The successful development of Mothership, Spaceship and rocket motor involves many uncertainties, including:
•our ability to recruit and retain skilled engineering and manufacturing staff;
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
•performance of our third-party contractors that support our research and development activities including the quality of components and subassemblies;
•our ability to maintain rights from third parties for intellectual properties critical to research and development activities;
•continued access to launch sites and airspace;
•our ability to continue funding and maintain our current research and development activities; and
•the impact of the ongoing global COVID-19 pandemic.

A change in the outcome of any of these variables could delay the development of Spaceship and rocket motor, which in turn could impact when we are able to commence our human spaceflights.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue	$2,580	$—	$3,151	$238
Cost of revenue	207	—	270	173
Gross profit	2,373	—	2,881	65
Operating expenses:
Selling, general and administrative expenses	49,859	30,936	133,276	83,738
Research and development expenses	35,593	46,075	107,859	117,276
Operating loss	(83,079)	(77,011)	(238,254)	(200,949)
Change in fair value of warrants	34,432	(15,280)	(34,650)	(341,772)
Interest income, net	234	313	766	1,979
Other income	70	(44)	110	5
Loss before income taxes	(48,343)	(92,022)	(272,028)	(540,737)
Income tax benefit (expense)	(25)	(40)	(74)	(34)
Net loss	$(48,368)	$(92,062)	$(272,102)	$(540,771)

For the Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Revenue	$2,580	$—	$2,580	100%	$3,151	$238	$2,913	1,224%

We recorded $2.6 million of revenue for the three months ended September 30, 2021, compared to no revenue for the three months ended September 30, 2020. Revenue recorded for the three months ended September 30, 2021 was attributable to sponsorship revenue generated from our Unity 22 spaceflight in July 2021, as well as revenue earned under government contracts from progress on the completion of certain technical milestones related to payload services.

We recorded $3.2 million of revenue for the nine months ended September 30, 2021, compared to $0.2 million revenue for the nine months ended September 30, 2020. Revenue recorded for the nine months ended September 30, 2021 was attributable to sponsorship revenue and the spaceflights in May and July of 2021, as well as revenue earned under government contracts from progress on the completion of certain technical milestones related to payload services. Revenue recorded for the nine months ended September 30, 2020 was related to engineering services provided under long-term U.S. government contracts that ended in early 2020.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Cost of revenue	$207	$—	$207	100%	$270	$173	$97	56%
Gross profit	$2,373	$—	$2,373	100%	$2,881	$65	$2,816	4,332%
Gross margin	92%	—%			91%	27%

We recorded $0.2 million cost of revenue for the three months ended September 30, 2021, compared to no cost of revenue for the three months ended September 30, 2020. We recorded $0.3 million cost of revenue for the nine months ended September 30, 2021, compared to $0.2 million cost of revenue for the nine months ended September 30, 2020. Cost of revenue primarily relates to the incremental costs related to the completion of payload services, labor costs provided for engineering services under long-term U.S. government contracts, and agent fees related to sponsorship revenue.

Gross profit increased by $2.4 million, or 100%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Gross margin for the three months ended September 30, 2021 increased to 92% from zero for the three months ended September 30, 2020.

Gross profit increased by $2.8 million, or 4,332% to 2.9 million for the nine months ended September 30, 2021 from $0.1 million for the nine months ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 increased 235% compared to the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Selling, general and administrative expenses	$49,859	$30,936	$18,923	61%	$133,276	$83,738	$49,538	59%

Selling, general and administrative expenses increased by $18.9 million, or 61%, to $49.9 million for the three months ended September 30, 2021 from $30.9 million for the three months ended September 30, 2020. This increase was primarily due to a $8.5 million increase in marketing related expenses attributable to our spaceflight in July 2021 and our re-opening of ticket sales, a $4.0 million increase in salary, bonus, and other benefits, a $2.4 million increase in consulting costs and a $1.9 million increase in stock-based compensation expense.

Selling, general and administrative expenses increased by $49.5 million, or 59%, to $133.3 million for the nine months ended September 30, 2021 from $83.7 million for the nine months ended September 30, 2020. This increase was primarily due to a $24.0 million increase in stock-based compensation, a $13.4 million increase in salary, bonus, and other benefits, and a $9.5 million increase in marketing related expenses attributable to our spaceflights in May and July 2021 and our re-opening of ticket sales.

Research and Development Expenses

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Research and development expenses	$35,593	$46,075	$(10,482)	(23)%	$107,859	$117,276	$(9,417)	(8)%

Research and development expenses decreased by $10.5 million, or 23%, to $35.6 million for the three months ended September 30, 2021 from $46.1 million for the three months ended September 30, 2020. The decrease was primarily due a $12.9 million decrease in contract labor and materials costs associated with the development of our spaceflight system. This decrease was partially offset by a $1.7 million increase in stock-based compensation.

Research and development expenses decreased by $9.4 million, or (8)%, to $107.9 million for the nine months ended September 30, 2021 from $117.3 million for the nine months ended September 30, 2020. The decrease was primarily due a $23.1 million decrease in contract labor and materials and other direct costs associated with the development of our spaceflight system. This decrease was partially offset by a $7.6 million increase in salary, bonus and related benefits and a $6.2 million increase in stock-based compensation.
Change in the Fair Value of Warrants

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2021	2020			2021	2020
	($ in thousands)				(In thousands, except %)
Change in fair value of warrants	$34,432	$(15,280)	$49,712	(325)%	$(34,650)	$(341,772)	$307,122	(90)%
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

Interest Income, net

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2021	2020			2021	2020
	(In thousands, except %)
Interest income, net	$234	$313	$(79)	(25)%	$766	$1,979	$(1,213)	(61)%
Interest income decreased by $0.1 million, or 25%, to $0.2 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020.

Interest income decreased by $1.2 million, or 61%, to $0.8 million for the nine months ended September 30, 2021 from $2.0 million for the nine months ended September 30, 2020.

The decreases were primarily due to significant reductions in interest rates offered for cash, cash equivalents and restricted cash being held in interest-bearing accounts.

Other Income, net
The changes in other income for the three months and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020 were not material.

Income Tax (Expense) Benefit
Income tax (expense) benefit was immaterial for the three and nine months ended September 30, 2021 and 2020. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
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

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $720.6 million and $286.1 million in marketable securities. From the time of our inception to the consummation of the Virgin Galactic Business Combination, we financed our operations and capital expenditures through cash flows financed by Vieco 10 and GV. Our principal sources of liquidity following the Virgin Galactic Business Combination have been from the October 2019 investment by an entity affiliated with the Boeing Company and sales of our common stock.

As noted in Note 11 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we completed the ATM, generating $500 million in net proceeds, through the sale of 13,740,433 shares of common stock. We intend to use the net proceeds generated from the ATM for general corporate purposes, including working capital, general and administrative matters and capital expenditures for our manufacturing capabilities, development of our spaceship fleet and other infrastructure improvements.

Historical Cash Flows

	Nine Months Ended September 30,
	2021	2020
		(As restated)
	(In thousands)
Net cash (used in) provided by
Operating activities	(165,637)	$(163,063)
Investing activities	(288,584)	(13,661)
Financing activities	495,909	438,846
Net change in cash and cash equivalents and restricted cash	$41,688	$262,122
Operating Activities
Net cash used in operating activities was $165.6 million for the nine months ended September 30, 2021, primarily consisting of $272.1 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $8.6 million, stock based compensation expense of $48.7 million, and change in fair value of warrants of $34.7 million, as well as $14.5 million of cash provided from working capital.

Net cash used in operating activities was $163.1 million for the nine months ended September 30, 2020, primarily consisting of $540.8 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $7.0 million, stock based compensation expense of $18.6 million, and change in fair value of warrants of $341.8 million, as well as a $10.3 million increase in cash provided by working capital.

Investing Activities
Net cash used in investing activities was $288.6 million for the nine months ended September 30, 2021, driven by the purchase of $286 million in marketable securities, as well as the completion of construction activities at the Gateway to Space facility and purchases of IT infrastructure and tooling and manufacturing equipment

Net cash used in investing activities was $13.7 million for the nine months ended September 30, 2020, primarily consisting of construction activities at the Gateway to Space facility, IT infrastructure purchases, and the purchase of tooling and manufacturing equipment.

Financing Activities
Net cash provided by financing activities was $495.9 million for the nine months ended September 30, 2021, consisting primarily of cash received from sale and issuance of common stock, offset by tax withholdings for stock options exercised and settlement of vested restricted stock units.

Net cash used in financing activities was $438.8 million for the nine months ended September 30, 2020, consisting primarily of cash received from sale and issuance of common stock offset by professional and other fees related to financing transaction costs.

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
•hire additional personnel in research and development, manufacturing operations, testing programs, maintenance operations and guest services as we increase the volume of our spaceflights upon commercialization;
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

Although we believe that our current capital is adequate to sustain our operations for a period of time, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single Spaceship, we currently have two additional Spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we achieve technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and we will continue to expense these costs as incurred to research and development.

The commercial launch of our human spaceflight program and the anticipated expansion of our fleet have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures.
Contractual Obligations and Commitments
Except as set forth in Note 15, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on May 10, 2021.
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
Recent Accounting Pronouncements

Please refer to Note 3 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
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

Interest Rate Risk
Cash, cash equivalents and restricted cash consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. We consider all highly liquid investments with a maturity of three months or less as cash equivalents. As of September 30, 2021, we had $720.6 million deposits held primarily in cash, cash equivalents and restricted cash, which includes $702.6 million in cash equivalents. Cash equivalents are short term investments and would not be significantly impacted by changes in the interest rates. We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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
Item 4. Controls and Procedures
Remediation of Material Weakness in Internal Control
During the quarter, management completed the implementation of our remediation efforts of the material weakness related to accounting for warrants issued as part of the Virgin Galactic Business Combination as previously reported. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our remediation efforts included requiring the formalized consideration of obtaining additional technical guidance prior to concluding on significant or unusual transactions. These additional considerations include items such as obtaining additional accounting pronouncements or performing consultations with third party accounting specialists, authoritative bodies or regulators.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Other than described above in this Item 4, there were no changes that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, in addition to the risk factor included below, see the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Amendment No. 2 to Form 10-K and in Part II, Item IA. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, which risk factor section is incorporated herein by reference.
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

Virgin Galactic Holdings, Inc.

Date: November 8, 2021		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)