Form 10-K
period 2021-12-31
Virgin Galactic Holdings, Inc
filed 2022-02-28
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38202
____________________________
Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware (State or other jurisdiction of incorporation or organization)	85-3608069 (I.R.S. Employer Identification Number)
1700 Flight Way Tustin, California (Address of principal executive offices)	92782 (Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $46.00 reported on The New York Stock Exchange, was approximately $8.1 billion.

As of February 18, 2022, there were 258,289,453 shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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

•We anticipate commencing commercial spaceflight operations with a single spaceflight system, which has yet to complete flight testing. Delays in completing the flight test program and the final development of our existing spaceflight system would adversely impact our business, financial condition and results of operations.

•Any inability to operate our spaceflight system after commercial launch at our anticipated flight rate could adversely impact our business, financial condition and results of operations.

•Our ability to grow our business depends on the successful development of our spaceflight systems and related technology, which is subject to many uncertainties, some of which are beyond our control.

•Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operation.

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

•Virgin Investments Limited has significant ability to control the direction of our business, which may prevent you and other stockholders from influencing significant decisions.

Part I
Item 1. Business.
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

We are a vertically integrated business offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space as tourists, as well as flying researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training.

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

Our primary mission is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This is the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the Federal Aviation Administration (“FAA”), resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and further validated the inherent safety of our system. Our flight in July of 2021 was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. As of December 31, 2021, we received reservations for approximately 700 spaceflight tickets and collected approximately $90.0 million in deposits from future astronauts. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day. Each ticket purchased after our ticket sale reopening in 2021 also includes a membership of Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson.

Following the Company's formation in 2004, we have developed an extensive portfolio of proprietary technologies embodied in the highly specialized assets that we have developed or leased to enable commercial spaceflight and address these industry trends. These assets include:
•Our carrier aircraft, the mothership. The mothership is a twin-fuselage, custom-built aircraft designed to carry our spaceships up to an altitude of approximately 45,000 feet, where the spaceship is released for its flight into space. Using the mothership’s air launch capacity, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to the Earth’s surface. Our carrier aircraft is designed to launch thousands of spaceship flights over its lifetime. This reusable launch platform design provides a flight experience and economics similar to commercial airplanes and may offer a considerable economic advantage over other potential launch alternatives. Additionally, our carrier aircraft is designed to have a rapid turnaround time to enable it to provide frequent spaceflight launch services for multiple spaceships.
•Our spaceship. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from the takeoff of our carrier aircraft to the landing of spaceship, of up to approximately 90 minutes. The spaceship cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below. The spaceship is flown by two pilots which aid safety and customer confidence, enhancing the spaceflight experience. Pilot-designed and pilot-flown missions aid safety and customer confidence. With the exception of the rocket motor’s fuel and oxidizer, which must be replenished after each flight, the spaceship is designed as a wholly reusable vehicle.
•Our hybrid rocket motor. Our spaceships are powered by a hybrid rocket propulsion system that propels them on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain cartridge and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight and replaced in between flights. Our rocket motor has been designed to provide performance capabilities necessary for spaceflight with a focus on safety, reliability and economy. Its design incorporates comprehensive critical safety features, including the ability to be safely shut down at any time, and its limited number of moving parts increases reliability and robustness for human spaceflight. Furthermore, the fuel is made from a benign substance that needs no special or hazardous storage.
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

Our team is currently in various stages of designing, testing and manufacturing additional spaceships and rocket motors in order to meet the expected demand for human spaceflight experiences. Our next generation spaceships will include the various learnings from our flight test program so we are able to design and manufacture our future spaceships to allow for faster turnaround time and easier maintenance. Concurrently, we are also researching and developing new products and technologies to grow our company.

Our goal is to offer our future astronauts an unmatched, safe, and affordable journey to space without the need for any prior experience or significant prior training and preparation. We have worked diligently for over a decade to plan every aspect of the future astronaut’s journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences, and reliable transportation system operations and safety. Each future astronaut will spend several days at Spaceport America, including days devoted to pre-flight training and the spaceflight itself occurring at the end of the training period. In space, they will be able to float out of their seats and experience weightlessness, floating about the cabin and positioning themselves at one of the many windows around the cabin, looking directly down at Earth. After enjoying several minutes of weightlessness, our astronauts will maneuver back to their seats to prepare for re-entry and the journey back into the Earth’s atmosphere. Upon landing, astronauts will disembark and join family and friends to celebrate their achievements and receive their Virgin Galactic astronaut wings.

Our operations also include spaceflight opportunities for research and technology development. Prior to Virgin Galactic's offering, researchers have utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities related to the space environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. Our spaceflight system is intended to provide the scientific research community access to space for affordable and repeatable high-quality microgravity. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive service allowing for experiments to be repeated rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in all of our spaceflights to date. Most recently, in May of 2021, we carried payloads into space for research purposes through NASA's Flight Opportunities Program, and our flight in July of 2021 included research payloads from the University of Florida.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services, such as research, design, development, manufacturing and integration of advanced technology systems.

Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International, and leads a senior management and advisory team with extensive experience in the aerospace industry, including NASA’s former space shuttle launch integration manager as well as former President of GKN Advanced Defense Systems. Our team of pilots is similarly experienced, with 236 years of collective flight experience, and includes former test pilots for NASA, the Royal Air Force, the Royal Canadian Air Force, the U.S. Air Force, the Italian Air Force, and the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the future astronaut community.

Commercial Space Industry

The commercial exploration of space represents one of the most exciting and important technological initiatives of our time. For the last six decades, crewed spaceflight missions commanded by the national space agencies of the United States, Russia and China have captured and sustained the attention of the world, inspiring countless entrepreneurs, scientists, inventors, ordinary citizens and new industries. Despite the importance of these missions and their cultural, scientific, economic and geopolitical influence, as of December 31, 2021, only approximately 600 humans have ever traveled above the Earth’s atmosphere into space to become officially recognized astronauts, cosmonauts or taikonauts. Overwhelmingly, these men and women have been government employees handpicked by government space agencies such as NASA, and trained over many years at significant expense. While these highly capable government astronauts have inspired millions, individuals in the private sector have had extremely limited opportunity to fly into space, regardless of their wealth or ambitions. We are planning to change that.

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

We have developed extensive vertically integrated aerospace development capabilities for developing, manufacturing and testing aircraft and related propulsion systems. These capabilities encompass preliminary systems and vehicle design and analysis, detail design, manufacturing, ground testing, flight testing and post-delivery support and maintenance. We believe our unique approach and rapid prototyping capabilities enable innovative ideas to be designed quickly, built and tested with process and rigor. In addition, we have expertise in configuration management and developing documentation needed to transition our technologies and systems to commercial applications. Further, we have developed a significant amount of know-how, expertise and capability that we believe we can leverage to capture growing demand for innovative, agile and low-cost development projects for third parties, including contractors, government agencies and commercial service providers. We are exploring strategic relationships to identify new applications for our technologies and to develop advanced aerospace technologies for commercial and transportation applications that we believe will accelerate progress within relevant industries and enhance our growth.
Human Spaceflight
The market for commercial human spaceflight for private individuals is new and virtually untapped. To date, private commercial space travel has been limited to a select group of individuals who were able to reach space only at great personal expense and risk. In 2001, Dennis Tito was the first private individual to purchase a ticket for space travel, paying an estimated $20.0 million for a ride to the International Space Station (the “ISS") on a Russian Soyuz rocket. Since then, only a limited number of individuals have purchased tickets and flown successful orbital and suborbital missions. In 2021, Blue Origin sold its first commercial ticket for a suborbital flight at a price of $28.0 million. Current prices for NASA spaceflights to the ISS and SpaceX orbital missions approximately range between $50.0 million and $75.0 million per seat.

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
Our Strategy
Using our proprietary and reusable flight system and supported by a distinctive, Virgin-branded customer experience, we seek to provide affordable, safe, reliable and regular transportation to space. To accomplish this, we intend to:
•Launch our commercial program for human spaceflight. In December 2018, we flew our first spaceflight using our spaceship, VSS Unity. This marked the first-ever flight of a vehicle designed for commercial service to take humans into space and was the first crewed space launch from U.S. soil since 2011. In February 2019, we flew VSS Unity to space for a second time and, in addition to the two pilots, carried a crew member in the cabin. The crew member was able to unbuckle her seatbelt and float around the cabin in weightlessness – another first for a commercial space vehicle. All five crew members flown across these two flights were thereafter awarded official U.S. government commercial astronaut wings in recognition of having traveled more than 50 miles above sea level. After relocating our flight operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May flight was the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the FAA resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our systems.
•Expand the fleet to increase our flight rate. We will commence commercial operations with our spaceship, VSS Unity, and our mothership carrier aircraft, VMS Eve, which together comprise our spaceflight system. We are currently developing our newest spaceship, VSS Imagine and expect to commence flight tests in the second half of 2022. We believe these crafts will be sufficient to meet our initial operating plan. We intend to expand our fleet with our next generation vehicles, our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. Beyond that, we plan to identify opportunities to expand to additional spaceports.
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

Our Competitive Strengths
We are a pioneer in commercial human spaceflight with a mission to transform access to space for the benefit of humankind; to reveal the wonder of space to more people than ever before. We believe that our collective expertise, coupled with the following strengths, will allow us to build our business and expand our market opportunity and addressable markets:
•Differentiated technology and capabilities. Since the Company was formed in 2004, we have developed reusable vehicles and capabilities that will allow us to move towards airline-like operations for spaceflight, and which were the basis for the FAA granting us our commercial space launch license in 2016. Our spaceflight system and our hybrid rocket motor together enable the following key differentiators:
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
◦carbon composite construction that is light, strong and durable;
◦robust, controllable spaceship hybrid rocket motor propulsion system that can be safely shut down at any time during the flight;
◦large cabin with multiple windows, allowing for an experience of weightlessness and easy access to views of Earth for all of our future astronauts;
◦unique “wing-feathering” system, designed to enable a safe, aerodynamically controlled re-entry into the Earth’s atmosphere on a repeated basis; and
◦Versatile cabin provides the adaptability to operate research-focused flights with payload racks and researchers onboard as well as private astronaut flights with a full cabin of commercial passengers.

•Significant backlog and pent-up customer demand. We believe a significant market opportunity exists for a company that can provide high net worth individuals with the opportunity to enjoy a spaceflight experience in comfort and safety. While not yet in commercial service, we have already received significant interest from future astronauts and research organizations. As of December 31, 2021, we received reservations for spaceship flights from approximately 700 future astronauts, backed by approximately $90.0 million of deposits. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales and increased the pricing of our consumer offerings to a base price of $450,000 per seat. As of December 31, 2021, we received approximately 100 additional reservations since reopening ticket sales. The customer deposits received represents more than $160.0 million in expected future revenue upon completion of space flights. Additionally, as of December 31, 2021, we have flown 12 payloads for space research missions and intend to pursue similar arrangements for additional research missions. We continue to see high demand for future payload flights with per-seat equivalent prices based higher than or consumer offering.

•Iconic brand associated with unique customer experiences. The Virgin brand carries an exceptional reputation worldwide for innovation, customer experience, adventure and luxury. We have been planning our customer journey for many years and have refined our plans with the help of our future astronauts, many of whom are highly regarded enthusiasts who are committed to optimizing their experience and our success. The customer journey starts with marketing materials, the sales process and the purchase of a reservation. It concludes with a multi-day spaceflight experience in New Mexico, which includes several days of personalized training with the full flight crew and the Virgin Galactic team at the world’s first purpose built commercial spaceport. The training program is designed to optimize the flight for each crew member. Luxury accommodations will house Future Astronaut family and guests, underpinned by Virgin’s renowned all-inclusive luxury amenities. The experience culminates in an epic flight to space and a full video and photographic record of the journey. A clear customer service ethos and language runs through the entire journey and is managed by our uniquely experienced team.

•Limited competition with natural barriers to entry. Entry into the commercial human spaceflight market requires a significant financial investment as well as many years of high-risk development. We were formed in 2004 after the architecture of our spaceflight system had been proven in prototype form, which in itself had taken several years. In total, the development of our platform and capabilities has required more than $1.0 billion in total investment to date. We are aware of only one competitor with a similar investment of time and money in suborbital commercial human spaceflight, which is taking a different approach to its launch architecture.
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
•First purpose-built commercial spaceport. We operate our flights at Spaceport America, which was designed to be both functional and beautiful and sets the stage for our future astronaut experiences. Spaceport America is located in New Mexico on 27 square miles of desert landscape, with access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate frequent and consistent flight scheduling and the desert climate and its relatively predictable weather provide favorable launch conditions year-round. Although leased, the facilities were built with our operational requirements and our future astronauts in mind, with comprehensive consideration of its practical function, while also providing the basis for the Virgin Galactic experience.
•Experienced management team and an industry-leading flight team. Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International, and leads a senior management and advisory team with extensive experience in the aerospace industry, including the former Chief of Staff for NASA as well as NASA’s former space shuttle launch integration manager, and former President of GKN Advanced Defense Systems. Our team of pilots is similarly experienced, with 236 years of flight experience, and includes former test pilots for NASA, the Royal Air Force, the U.S. Air Force, the Italian Air Force, the Royal Canadian Air Force and the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the pre-flight future astronaut community.

Our Assets
Following the Company's formation in 2004, we have developed an extensive portfolio of proprietary technologies that are embodied in the highly specialized vehicles that we have created to enable commercial spaceflight. These technologies underpin our carrier aircraft, the mothership; our spaceships; our hybrid rocket motor; and our safety systems. Our future astronauts will interact with these technologies at our operational headquarters at Spaceport America, the first purpose-built commercial spaceport, and our terminal hangar building, officially designated the “Virgin Galactic Gateway to Space.”

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

The mothership’s differentiating design features include its twin-boom configuration, its single-piece composite main wing spars, its reusability as the first stage in our space launch system, and its versatility as a flight training vehicle for our pilots and spaceships. The twin-boom configuration allows for a spacious central area between the two fuselages to accommodate a center wing launch pylon to which the spaceship can be attached. Both cabins of the mothership are constructed using the same tooling and are identical in shape and size to the spaceship cabin. The commonality of cabin construction provides cost savings in production, as well as operational, maintenance and crew training advantages. The mothership’s all-composite material construction substantially reduces weight as compared to an all-metal design. The mothership is powered by four Pratt and Whitney Canada commercial turbo-fan engines. Spare parts and maintenance support are readily available for these engines, which have reliably been in service on the mothership since December 2008.

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

The mothership has completed an extensive, multi-year test program that included a combination of ground and flight tests. As of December 31, 2021, it had completed 300 test flights, with more than 50 of those being dual tests with SpaceShipTwo, VSS Unity.

Our Spaceships
Virgin Galactic spaceships are reusable with the capacity to carry two pilots and up to six private astronauts, research experiments or researchers that travel with their experiments for human tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from the mothership’s takeoff to landing, of up to approximately 90 minutes.

The spaceship begins each mission by being carried to an altitude of approximately 45,000 feet by the mothership before being released. Upon release, the pilot fires the hybrid rocket motor, which propels the spaceship on a near vertical trajectory into space. Once in space, after providing the future astronauts with amazing views and a weightlessness experience, a pilot uses the spaceship’s unique "wing-feathering" feature in order to prepare the vehicle for re-entry. The feathering system works like a badminton shuttlecock, naturally orienting the spaceship into the desired re-entry position with minimal pilot and computer input. This re-entry position uses the entire bottom of the spaceship to create substantial drag, thereby slowing the vehicle to a safe re-entry speed and preventing unacceptable heat loads. Once the spaceship has descended back to an altitude of approximately 55,000 feet above sea level, the wings un-feather back to their normal position, and the spaceship glides back to the base for a runway landing, similar to NASA’s Space Shuttle or any other glider. The spaceship’s feathering system was originally developed and tested on SpaceShipTwo’s smaller predecessor, SpaceShipOne.

Our spaceship’s cabin has been designed to maximize customer safety and comfort. A dozen windows in the cabin line the sides and ceiling of the spaceship, offering future astronauts the ability to view the black of space as well as stunning views of the Earth below.

With the exception of the rocket motor’s fuel and oxidizer, which must be replenished after each flight, our spaceships are designed to be reusable. Like the mothership, our spaceship was constructed with all-composite material construction, providing beneficial weight and durability characteristics.

SpaceShipTwo, VSS Unity, is completing an extensive flight test program that began in March 2010 with the original SpaceShipTwo, VSS Enterprise, which was built by a third-party contractor. This flight program was designed to include a rigorous series of ground and flight tests. As of December 31, 2021, the SpaceShipTwo configuration had completed more than 50 test flights, of which ten were rocket-powered test flights, including successful flights to space in December 2018, February 2019, May 2021 and July 2021. Prior to commercial launch, SpaceShipTwo will complete its flight test program at Spaceport America in New Mexico.

Hybrid Rocket Motor
Our spaceship is powered by a hybrid rocket propulsion system that propels it on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight, meaning that each spaceship flight will require the installation of a new, replaceable fuel cartridge that contains the fuel used in the hybrid rocket motor. The assembly of this fuel cartridge is designed to be efficient and to support high rates of commercial spaceflight. In 2018, our rocket motor set a Guinness world record as the most powerful hybrid rocket to be used in crewed flight. In February 2019, it was accepted into the permanent collection of the National Air and Space Museum.

Our rocket motor has been designed to provide the required mission performance capability with a focus on safety, reliability and economy. Its design benefits from critical safety features, including its ability to be shut down safely at any time during flight and its limited number of moving parts, which increases reliability and robustness for human spaceflight. Furthermore, the motor is made from a benign substance that needs no special or hazardous storage.

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

Safety Systems
We have designed our spaceflight system with a fundamental focus on safety. Important elements of our safety design include:
•Horizontal takeoff and landing. We believe that launching our spaceship from the mothership offers several critical safety advantages. Among other advantages, horizontal launch generally requires less fuel, oxidizer and pressurant on board than would otherwise be required. Moreover, the horizontal launch method allows increased time for pilots and crew to respond to any potential problems that may arise with the spaceship or its propulsion system. As such, if the pilots observe a problem while the spaceship is still mated to the mothership, they can quickly and safely return to the ground without releasing our spaceship. Furthermore, if potential concerns emerge after release from the mothership, spaceship can simply glide back to the runway.
•The mothership's engine reliability. Highly reliable and rigorously tested jet engines made by Pratt and Whitney Canada power the first 45,000 feet of the journey to space.
•Two pilots per vehicle. Two pilots will fly in each mothership and each spaceship. Having a second pilot in the vehicles spreads the workload and provides critical redundancies.
•Design of our rocket motors. Our rocket motor is a simple and robust, human-rated spaceflight rocket motor with no turbo-pumps or complicated machinery. This rocket offers simple shut-off control at any point in the trajectory, unlike a traditional solid rocket motor.
•Feathering system. Our unique wing feathering technology provides self-correcting capability that requires limited pilot input for our spaceship to align properly for re-entry.
•Astronaut preparation. Each of our future astronauts will go through a customized medical screening and flight preparation process, including training for the use of communication systems, flight protocols, emergency procedures and G-force training. In addition, initial customer questionnaires and health assessments have been completed and are maintained in a comprehensive and secure medical database.
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
•Safety Management System. We have an aviation Safety Management System (SMS) that is aligned with industry and regulatory standards contained in FAA SMS Advisory Circular 120-92B and 14 Code of Federal Regulations Part 5, which advocates for a formal, top-down, and business-like approach to managing safety. Our SMS provides a framework designed to minimize the consequences of hazards in our business life cycle through a continuing process of hazard identification and risk management that decreases the likelihood of incident, accident, injury, or illness. Our SMS has four subparts: Safety Policy, Safety Risk Management, Safety Assurance and Safety Promotion.

Spaceport America
The future astronauts’ flight preparation and experience will take place at The Gateway To Space at Spaceport America, the first purpose-built commercial spaceport in the world. Spaceport America is located in New Mexico on 27 square miles of desert landscape and includes a space terminal, hangar facilities and a 12,000 foot runway. The facility has access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate frequent and consistent flight scheduling, and the desert climate and its relatively predictable weather provide favorable launch conditions year-round. The development costs of Spaceport America were largely funded by the State of New Mexico. Our license from the FAA includes Spaceport America as a location from which we can launch and land our spaceflight system.

The terminal hangar building, officially designated the “Virgin Galactic Gateway to Space,” was designed to be functional and beautiful, matching future astronauts’ high expectations of a Virgin-branded facility and delivering an aesthetic consistent with the Virgin Galactic experience. The form of the building in the landscape and its interior spaces capture the drama and mystery of spaceflight, reflecting the thrill of space travel for our future astronauts. The LEED-Gold certified building has ample capacity to accommodate our staff, our customer training and preparation facilities and our current fleet of vehicles.

The Astronaut Journey
Our goal is to offer our future astronauts an unmatched but affordable opportunity to experience spaceflight safely and without the need for any prior experience or training. We have worked diligently for over a decade to plan every aspect of the customer’s journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences and reliable transportation system operations and safety. We have had the considerable advantage of building and managing our initial community of future astronauts, comprised of individuals from 66 countries who have made reservations to fly on our spaceships. This community is actively engaged, allowing us to understand the style of customer service and experience expected before, during and after each flight. We have used customer input to ensure that each customer’s journey with us, from end to end, will represent a pinnacle life experience and achievement.

The Virgin Galactic astronaut reservation process, honed and proven over many years, is personalized and consultative, but underpinned by a CRM-powered digital journey. It is designed to deliver a high-touch but efficient and scalable user experience. Once the reservation transaction is completed, the customer receives immediate membership of the Future Astronaut community and access to an annual calendar of money-can’t-buy events and experiences, including exclusive weeks 'at home' with Sir Richard Branson, visits to Virgin Galactic’s facilities in New Mexico and California, as well as space readiness activities such as zero-gravity aircraft flights and high-g centrifuge training. Each customer is welcomed and on-boarded into the Future Astronaut community via a call with our customer team in the London-based ‘Astronaut Office.’ That welcome and sense of membership is reinforced by a high quality and personalized welcome pack sent to each customer. This pack contains specially designed branded assets, including a membership card and a personal letter from Sir Richard Branson, welcoming the Future Astronaut into the Virgin Galactic family. Future Astronauts are kept apprised of community activity and company news through an app-accessed customer portal, which is currently undergoing an extensive upgrade. Once we commence commercial operations, this portal will also be the principal tool by which we will provide and receive necessary information from our future astronauts in preparation for their spaceflights.

Prior to traveling to Spaceport America to begin their journey, each future astronaut will be required to complete a medical history questionnaire. In addition to completing this questionnaire, each future astronaut will also undergo a physical exam assessment with an aerospace medicine specialist, typically within six months of flight. Some future astronauts may be asked for additional testing as indicated by their health status. Based on our observations in tests involving a large group of our future astronauts, we believe that the vast majority of people who want to travel to space in our program will not be prevented from doing so by health or fitness considerations.

Pre-Flight Training
Future astronauts will participate in several days of pre-flight training. The spaceflight is expected to occur following the completion of training.

Pre-flight training will include briefings, mock-up training and time spent with the mission’s fellow future astronauts and crew. The purpose of this training is to ensure that the future astronauts get the maximum enjoyment of their spaceflight experience while ensuring that they do so safely.

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

The training program has been built on the philosophy that familiarization with the systems, procedures, equipment and personnel that will be involved in the actual flight will make the future astronaut more comfortable and allow the customer to focus their attention on having the best possible experience. As a result, most training is expected to involve hands-on activities with real flight hardware or with high fidelity mock-ups.

Although broadly similar for each flight, the training program and the flight schedule may vary slightly depending on the backgrounds, personalities, physical health of the future astronauts and weather and other conditions. Additionally, we expect to review, assess and modify the program regularly as we gain commercial experience.

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

The spaceship cabin has been designed, like the spaceport interior, to deliver an aesthetic consistent with our brand values and optimize the flight experience. User experience features are expected to include strategically positioned high-

definition video cameras, flight data displays and cabin lighting. Virgin companies are renowned for their interior design, particularly in the aviation industry. That experience and reputation have been brought to bear on both spaceship and spaceport interiors to optimize the customer journey.

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

Sales and Marketing
As of December 31, 2021, we had reservations for approximately 700 spaceflight tickets and approximately $90.0 million in deposits, representing potential revenue of more than $160 million. Through strong capabilities in community management, we have high retention rates, despite deposits being refundable. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales and increased the pricing of our consumer offerings to a base price of $450,000 per seat. As of December 31, 2021, we received approximately 100 additional reservations since reopening ticket sales. We believe these sales are largely attributable to the strength and prominence of the Virgin Galactic brand, which has driven many of our future astronauts directly to us with inbound requests. We have also benefited from Sir Richard Branson’s network to generate new inquiries and reservation sales, as well as referrals from existing reservation holders. As we transition to full commercialization, we intend to take a more active role in marketing and selling our spaceflight experience.

Given that sales of spaceflights are consultative and generally require a one-on-one sales approach, we intend to go to market using our direct sales organization. Our direct sales organization, known as the "Astronaut Office," is headquartered in London, England. The Astronaut Office also actively manages our future astronaut community and may choose to expand the reach of our direct sales organization using a global network of high-end travel professionals.

We are continuing to evaluate and develop our marketing strategy in anticipation of commercial operations and believe our existing direct sales organization possess the people, processes, systems and experience we will need to support profitable and fast-growing commercial operations.

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

We believe the demand for access to suborbital research is likely to come from educational and commercial research institutions across a broad range of technical disciplines. Multiple government agencies and research institutions have expressed interest in contracting with us to launch research payloads to space and to conduct suborbital experiments. We have flown twelve payloads for research-related missions and we expect research missions to form an important part of our launch manifest in the future.

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

Additional Potential Applications of our Technology and Expertise
We believe we can leverage our robust platform of advanced technologies, significant design, engineering and manufacturing experience, and thousands of hours of flight training to develop additional aerospace applications, including, among others, the manufacturing of aircrafts capable of high-speed point-to-point travel. High-speed aircrafts are aircrafts capable of traveling at speeds faster than the speed of sound. We believe a significant market opportunity exists for vehicles with this capability, as they could be used to drastically reduce international travel times. In August 2020, following the completion of an internal mission concept review that allows progress to our next design phase, we unveiled the concept for our preliminary design of a high-speed aircraft. Under this initial design, the aircraft would be a Mach 3 certified delta-wing vehicle with a focus on environmental sustainability, and a cabin intended to accommodate 9 to 19 passengers flying at an altitude above 60,000 feet. We entered into a space act agreement with NASA in 2020 relating to the development of high-speed point-to-point travel technologies, and into a non-binding memorandum of understanding with Rolls-Royce to collaborate in designing and developing engine propulsion technology for high-speed commercial aircraft.

While our primary focus for the foreseeable future is on commencing and managing our commercial human spaceflight operations, we intend to expand our commitment to exploring and evaluating the application of our technologies and expertise into these and other ancillary applications.

Competition
The commercial spaceflight industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitor in establishing a suborbital commercial human spaceflight market is Blue Origin, a privately-funded company that has developed a vertically-launched, suborbital capsule. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing competitive products within the aerospace industry, including SpaceX and Boeing. While these companies are currently focused on providing orbital spaceflight transportation to government agencies, a fundamentally different product from ours, we cannot ensure that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. We may also explore the application of our proprietary technologies for other uses, such as high-speed point-to-point travel, where the industry is even earlier in its development.

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

Human Capital
Our employees, our teammates, are the cornerstone to our success. As of December 31, 2021, we had 804 employees across the globe. Prior to joining our company, many of our employees had prior experience working for a wide variety of reputed commercial aviation, aerospace, high-technology, and world-recognized organizations.

Our integrated human capital management strategy includes the acquisition, development, and retention of our employees, our teammates, as well as the design of market-based compensation and benefits programs to enable and achieve our strategic mission.

Total Workforce Demographics:

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

◦For the year ended December 31, 2021 the compensation and benefits expense payable to and earned by personnel totaled $124.7 million.

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
We have incurred significant losses since inception. We incurred net losses of $352.9 million, $644.9 million and $215.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. While we have generated limited revenue from flying payloads into space, we have not yet started commercial human spaceflight operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
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
We have generated only limited revenue from spaceflight, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell human spaceflight experiences. We have limited experience in marketing and selling human spaceflights, which we refer to as our astronaut experience. If we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, to adequately target and engage our potential future astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience to future astronauts through direct sales and have sold a limited number of seats each year. Our success depends, in part, on our ability to attract new future astronauts in a cost-effective manner. While we had a backlog of approximately 700 future astronauts as of December 31, 2021, we are making, and we expect that we will need to make, significant investments in order to attract new future astronauts. Our sales growth depends on our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of future astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new future astronauts at the same rate as past campaigns or brand content. If we are unable to attract new future astronauts, our business, financial condition and results of operations will be harmed.

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

Additionally, many jurisdictions, including in California, New Mexico and the United Kingdom, where most of our workforce is located, have imposed, or in the future may impose or continue to impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities and business operations. Compliance with these orders has disrupted and may continue to disrupt our standard operations, including disruption of operations necessary to complete the development of our spaceflight systems and postponement of our scheduled spaceflight test programs. For example, consistent with the actions taken by governmental authorities, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, Spaceport America, Washington D.C. and London in March 2020. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conformed to the COVID-19 health precautions at that time. This included universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular, thorough disinfecting of surfaces and tools. We also tested employees and contractors for COVID-19 on a regular basis. Following guidance from the Occupational Safety and Health Administration ("OSHA"), we allowed fully vaccinated employees and contractors to be mask-free in our facilities to the extent permitted by state and local guidelines, while continuing to require the wearing of masks for our unvaccinated population. Our unvaccinated population was also required to test weekly for COVID-19. Virgin Galactic's policy as of December 31, 2021 is that all employees are required to be fully vaccinated, unless such employees are legally entitled to an accommodation.

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

We anticipate commencing commercial spaceflight operations with a single spaceflight system, which has yet to complete flight testing. Delays in completing the flight test program and the final development of our existing spaceflight system would adversely impact our business, financial condition and results of operations.
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
As of December 31, 2021, our backlog represents orders from approximately 700 future astronauts for which we have not yet recognized revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable and the reservations may be cancelled under certain circumstances without penalty. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue.
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
We have not yet tested flights at our anticipated full passenger capacity of our spaceship .

We have not yet tested flights at our full passenger capacity of six persons. The success of our human spaceflight operations will depend on our achieving and maintaining a sufficient level of passenger capacity on our spaceflights. We have not yet tested flights with this full cabin, and it is possible that the number of passengers per flight may not meet our expectations for a number of factors, including maximization of the passenger experience and satisfaction. Any decrease from our assumptions in the number of passengers per flight could adversely impact our ability to generate revenue at the rate we anticipate.
Any delays in the development and manufacture of additional spaceflight systems and related technology may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new spaceflight systems and related technology, including due to the global COVID-19 health crisis, as well as other factors. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system or delays in increasing production further.
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

Our ability to produce our current and future spaceflight systems and other components of operation is dependent upon sufficient availability of raw materials and supplied components, such as nitrous oxide, valves, tanks, special alloys, helium and carbon fiber, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs. For example, there are only a few nitrous oxide plants around the world and if one or more of these plants were to experience a slowdown in operations or to shutdown entirely, including as a result of the ongoing COVID-19 pandemic, we may need to qualify new suppliers or pay higher prices to maintain the supply of nitrous oxide needed for our operations.
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
We are dependent on various third-party contractors to develop and provide critical technology, systems and components required for our spaceflight system. For example, each spaceflight currently requires replenishment of certain components of our rocket motor propulsion system that we obtain from third-party contractors. Should we experience complications with any of these components, which are critical to the operation of our spacecraft, we may need to delay or cancel scheduled spaceflights. We face the risk that any of our contractors may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by such contractors’ financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic, such as the current COVID-19 pandemic, or other events. The failure of any contractors to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. Our reliance on contractors and inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition and results of operations.
We expect to face intense competition in the commercial spaceflight industry and other industries in which we may develop products.

The commercial spaceflight industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitor in establishing a commercial suborbital spaceflight offering is Blue Origin, a privately funded company founded in 2000. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing products within the aerospace industry, including SpaceX and Boeing. While SpaceX and Boeing are currently focused on providing orbital spaceflight transportation to government agencies, a fundamentally different product from ours, we cannot assure you that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. We may also explore the application of our proprietary technologies for other uses, such as high-speed point-to-point travel, where the industry is even earlier in its development.
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
While our primary focus for the foreseeable future will be on commercializing human spaceflight, we have invested certain of our resources in developing new technologies, services, products and offerings, such as high speed point-to-point travel and expect that we may invest a more significant amount of resources to those purposes in the future. However, we may not realize the expected benefits of these investments. These anticipated technologies, services, products and offerings are unproven and subject to significant continued design and development efforts, may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these technologies, services, products and offerings. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. We may also seek to expand the application of our existing proprietary technology in new and unproven offerings. Further, under the terms of an amended and restated trademark license agreement (the “Amended TMLA”), our ability to operationalize some of the technologies may be dependent upon the consent of VEL. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.
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
We derive limited revenue from contracts with NASA and may enter into further contracts with the U.S. or foreign governments in the future, and this subjects us to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
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
As part of our growth strategy, we expect to leverage our initial U.S. operations to expand internationally. In that event, we expect that we would be subject to additional risks related to entering into international business relationships, including:
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

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches, reentry of our spacecraft and the operation of our spaceflight system in the United States require licenses and permits from certain agencies of the Department of Transportation, including the FAA, and review by other agencies of the U.S. Government, including the Department of Defense, Department of State, and Federal

Communications Commission. License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership.
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
Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, the FAA has recently released new rules relating to commercial space launches, and our ability to achieve compliance with these rules by the 2026 deadline and maintain compliance thereafter could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. Potential conflicts between U.S. policy and international law defining the altitude above the earth’s surface where “space” begins and defining the status of, and obligations toward, spaceflight participants could introduce an additional level of legal and commercial complexity. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.
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

Failure to comply with U.S. federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
We collect, store, process, and use personal information and other customer data, including health information, of customers and employees, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of U.S. federal, state and foreign laws and regulations govern the handling and security of this information. These laws and regulations are continuously evolving and subject to potentially differing interpretations. Additionally, as these requirements may be inconsistent from one jurisdiction to another or conflict with other rules or our practices, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

We expect that new industry standards, laws and regulations will continue to evolve regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act , the European General Data Protection Regulation ("GDPR") and the European e-Privacy Regulation, which is currently in draft form. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the European Economic Area (the "EEA") and elsewhere may increase our compliance costs and legal liability.

As we have expanded our international presence, we are also subject to additional privacy rules, many of which, such as the GDPR and national laws supplementing the GDPR, such as in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the EEA and the UK. These more stringent requirements include expanded disclosures to inform future astronauts, partners and others to access, control and delete their personal data. Regulation also includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions for explicit consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring future astronauts to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.
A significant data breach or any failure, or perceived failure, by us to comply with any U.S. federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.
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

We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.

Increasing stakeholder environmental, social and governance (“ESG”) expectations, physical and transition risks associated with climate change, and emerging ESG regulation and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investment in product designs, result in carbon offset investments or otherwise could negatively impact our business and/or competitive position. Increasing aircraft performance standards and requirements on manufacturing and product air pollutant emissions, especially greenhouse gas (“GHG”) emissions, may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. Physical impacts of climate change, increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers. Additionally, if we fail to achieve or improperly report on any stated environmental goals and commitments, the resulting negative publicity could adversely affect our reputation and/or our access to capital.

Failure to keep up with evolving trends and shareholder expectations relating to environmental, social and governance (“ESG”) practices or reporting could adversely impact our reputation, share price and access to and cost of capital.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants have become increasingly focused on companies’ ESG practices in evaluating their investments and business relationships, including the impact of business on the environment. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our share price and our access to and cost of capital.

Risks Related to Our Ownership Structure
Virgin Investments Limited has significant ability to control the direction of our business, which may prevent you and other stockholders from influencing significant decisions.

Pursuant to the terms of the stockholders' agreement entered in connection with the consummation of the Virgin Galactic Business Combination (the "Stockholders’ Agreement"), Virgin Investments Limited (“VIL”) has a contractual right to be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as VIL continues to beneficially own, in the aggregate, at least 25% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination, VIL’s consent is required for, among other things:
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
Furthermore, VIL’s consent is also required for the following, among other things, for so long as VIL continues to beneficially own, in the aggregate, at least 10% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination:
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
Because the interests of VIL may differ from our interests or the interests of our other stockholders, actions that VIL may take with respect to us may not be favorable to us or our other stockholders.

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
•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

Our certificate of incorporation expressly limits the liability of certain parties to us for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation provides that, to the fullest extent permitted by law, and other than corporate opportunities that are expressly presented to one of our directors in his or her capacity as such, VIL and its respective affiliates (but in each case, other than us and our officers and employees):
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
Risks Related to Our Securities and Indebtedness
Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations.

In 2022, we sold $425,000,000 aggregate principal amount of 2.50% convertible senior notes due 2027, or the 2027 Notes. We may also incur additional indebtedness to meet future needs. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•in the event interest accrues on the 2027 Notes or additional indebtedness, requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Notes or additional indebtedness; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the 2027 Notes or any additional indebtedness that we may incur. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with such covenants or to make payments under any of our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full and cross-default or cross-acceleration under our other indebtedness and other liabilities.
The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and conversion of the 2027 Notes, to the extent the 2027 Notes are not redeemed or repurchased, will dilute the ownership interest of existing stockholders, and even if anticipated, may otherwise depress the price of our common stock.
In the event the conditional conversion feature of the 2027 Notes is triggered, holders of the 2027 Notes will be entitled to convert their 2027 Notes upon the occurrence of certain events. If one or more holders of the 2027 Notes elect to convert their 2027 Notes, we will satisfy our conversion obligation by delivering only shares of our common stock, unless we elect a different settlement method for conversions of the 2027 Notes, in which case we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our financial condition. In the event the conditional conversion feature of the 2027 Notes is triggered, the conversion of some or all of the 2027 Notes will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon such conversion. Prior to November 1, 2026, noteholders will have the right to convert their notes only upon the occurrence of certain events. On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Any sales in the public market of shares of our common stock issuable upon such conversion could adversely affect the price of our common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, and even anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.
The convertible note hedge may affect the value of the 2027 Notes and our common stock.
In connection with the sale of the 2027 Notes, we entered into convertible note hedge transactions in the form of capped call transactions, or the 2027 Note Hedge, with certain financial institutions, or option counterparties. The 2027 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, subject to a cap.
The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do so (x) during any observation period related to a conversion of the Notes and (y) following any repurchase of the 2027 Notes by us on any fundamental change repurchase date (as provided in the indenture governing the 2027 Notes) or otherwise, in each case, to the extent we exercise the relevant election under the 2027 Note Hedge transactions to unwind them early, as (z) during the observation period for conversions of the Notes at maturity). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2027 Notes, which could affect note holders’ ability to convert the 2027 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2027 Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the 2027 Notes.
The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2027 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2027 Notes (and, as a result, the value of the consideration, the amount of cash and/or the number of shares, if any, that note holders would receive upon the conversion of the 2027 Notes) and, under certain circumstances, the ability of the note holders to convert the 2027 Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the 2027 Note Hedge transactions described above may have on the price of the 2027 Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the 2027 Note Hedge transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the 2027 Note Hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
•sales of common stock by our directors, officers or significant stockholders, or the perception that such sales may occur;
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
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. A class action complaint alleging violations of federal securities laws has also been filed against us in the Eastern District of New York alleging, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of its ships and success of its commercial flight program. A derivative suit has also been filed in the Eastern District of New York alleging violations of federal securities laws, including substantially similar allegations as those in the class action lawsuit. Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

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
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we are incurring, and will continue to incur significant legal, accounting and other expenses. Our management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.

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
Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We operate primarily at three locations in California and New Mexico. All of our facilities are located on land that is leased from third parties. We believe that such facilities meet our current and future anticipated needs.

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

Our Design and Engineering center located in Tustin, California encompasses approximately 61,000 square feet of office space and functions as our headquarters. This facility houses our management, research, design, development, marketing, finance and other administrative functions.

Item 3.    Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, including the matter described under Item 1A., Risk Factors in this Annual Report, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “SPCE.”

Holders
As of February 18, 2022, there were 621 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on October 28, 2019 (the date our common stock began trading on the NYSE after the Virgin Galactic Business Combination) through December 31, 2021 for (1) our common stock, (2) Standard & Poor's ("S&P") 500 Index and (3) the average of comparable companies listed in the NYSE. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Return Performance
500.00
400.00
300.00
200.00
100.00
0.00
10/28/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
Virgin Galactic Holdings
Comparable Companies
S&P 500 Index

As of December 31, 2021, the comparable companies used are comprised of the following companies: Atlas Air Worldwide Holdings, Inc., The Boeing Company, Comtech Telecommunications Corp., EchoStar Corporation, Hexcel Corporation, Iridium Communications Inc., KVH Industries Inc., L3 Harris Technologies Inc., Lockheed Martin Corp., Northrop Grumman Corp., and Tesla, Inc.

Item 6. [Reserved]

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
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2021 and 2020. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2020 and 2019 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
We are a vertically integrated business offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space as tourists, as well as flying researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training.

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

Our primary mission is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This is the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the FAA resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our July flight was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. As of December 31, 2021, we received reservations for approximately 700 spaceflight tickets and collected approximately $90.0 million in deposits from future astronauts. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day. Each ticket purchased after our ticket sale reopening in 2021 also includes a membership of Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson.

Following the Company's formation in 2004, we have developed an extensive set of integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our spaceflight system consists of two primary components: our carrier aircraft, the mothership, and our spaceship.

Our mothership is a twin-fuselage, custom-built aircraft designed to carry the spaceship up to an altitude of approximately 45,000 feet where it is released for its flight into space. Using the mothership’s air launch capability, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to the Earth’s surface as well as being a fully reusable spaceflight system. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human tended research flights, into space and return them safely to Earth. It is powered by a hybrid rocket propulsion system, which propels the spaceship on a trajectory into space. The hybrid rocket motor utilizes liquid oxidizer and solid fuel and is designed to be a simple, safe, reliable propulsion system for the spaceship. The spaceship’s cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below.

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

Our operations also include spaceflight opportunities for research and technology development. Prior to Virgin Galactic’s offering, researchers have utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities related to the space environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. Our spaceflight system is intended to provide the scientific research community access to space for affordable and repeatable high-quality microgravity. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware such as middeck lockers that we provide to researchers that request them, along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive service allowing for experiments to be repeated rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in all of our spaceflights to date. Most recently, in May of 2021, we carried payloads into space for research purposes through NASA's Flight Opportunities Program, and our flight in July of 2021 included research payloads from the University of Florida.

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

Consistent with the actions taken by governmental authorities, including the U.S. Federal government, the states of California and New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America in New Mexico in March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much of our critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle; process documentation updates; as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conformed to the COVID-19 health precautions at that time. This included universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular, thorough disinfecting of surfaces and tools. We also tested employees and contractors for COVID-19 on a regular basis. Following guidance from OSHA, we allowed fully vaccinated employees and contractors to be mask-free in our facilities to the extent permitted by state and local guidelines, while continuing to require the wearing of masks for our unvaccinated population. Our unvaccinated population was also required to test weekly for COVID-19. Virgin Galactic's policy as of December 31, 2021 is that all employees are required to be fully vaccinated, unless such employees are legally entitled to an accommodation. As the COVID-19 pandemic has evolved, we have continued to follow U.S. Federal, State and UK guidance, as applicable to our sites.

Beginning in the summer of 2020, all of our employees whose work requires them to be in our facilities returned back on-site, and we continue to follow Federal, State and international guidance as applicable, to ensure employee safety. For the time being, we are encouraging those employees who are not required onsite and are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue. The full impact of the COVID-19 pandemic on our business and results of our future operations will depend on future developments, such as the ultimate duration and scope of the pandemic and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines and/or further restrict travel. We believe our cash and cash equivalents on hand at December 31, 2021, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K. If the pandemic worsens and we experience an additional delay, we may take additional actions, such as further reducing costs.

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

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of December 31, 2021, we had reservations for space flights for approximately 700 future astronauts. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales and increased the pricing of our consumer offerings to a base price of $450,000 per seat. As of December 31, 2021, we received approximately 100 additional reservations since reopening ticket sales. The customer deposits received represents more than $160.0 million in expected future revenue upon completion of space flights.

Available Capacity and Annual Flight Rate
We face constraints of resources and competing demand for our human spaceflights. We expect to commence commercial operations with a single spaceship, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce this constraint, we are currently developing our newest spaceship, VSS Imagine and expect to commence flight test in the second half of 2022. We intend to expand our fleet with our next generation vehicles, our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved.

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
To date, we have primarily generated revenue by transporting scientific commercial research and development payloads using our spaceflight systems and by providing engineering services as a subcontractor to the primary contractor of a long-term contract with the U.S. government. We also have generated revenues from sponsorship arrangements.
Following the commercial launch of our human spaceflight services, we expect the significant majority of our revenue to be derived from ticket sales to fly to space and related services. We also expect that we will continue to receive a small portion of our revenue by providing services relating to the research, design, development, manufacture and integration of advanced technology systems.
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

As of December 31, 2021, our current primary research and development objectives focus on the development of our mothership and spaceship vehicles for commercial spaceflights and developing our rocket motor, a hybrid rocket propulsion system that will be used to propel our spaceship vehicles into space. The Company is no longer developing an orbital spaceflight offering. The successful development of mothership, spaceship and rocket motor involves many uncertainties, including:
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
Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparisons of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue	$3,292	$238	$3,781
Cost of revenue	272	173	2,004
Gross profit	3,020	65	1,777
Operating expenses:
Selling, general and administrative expenses	173,178	116,592	82,166
Research and development expenses	149,377	158,757	132,873
Operating loss	(319,535)	(275,284)	(213,262)
Change in the fair value of warrants	(34,650)	(371,852)	(4,180)
Interest income, net	1,183	2,241	2,261
Other income, net	182	14	128
Loss before income taxes	(352,820)	(644,881)	(215,053)
Income tax expense	79	6	62
Net loss	$(352,899)	$(644,887)	$(215,115)

Comparison of Results of Operations for Year Ended December 31, 2021 to Year Ended December 31, 2020

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Revenue	$3,292	$238	$3,054	1,283.2%
Revenue increased by $3.1 million, or 1,283.2%, to $3.3 million for the year ended December 31, 2021 from $0.2 million for the year ended December 31, 2020. Revenue recorded for the year ended December 31, 2021 was primarily attributable to sponsorship revenue and revenue earned under government contracts from progress on the completion of certain technical milestones related to payload services. In addition, we recognized revenue related to the performance of our spaceflights in May and July of 2021. Revenue recorded for the year ended December 31, 2020 was related to engineering services provided under long-term U.S. government contracts that ended in early 2020.
Cost of Revenue and Gross Profit

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Cost of revenue	$272	$173	$99	57.2%
Gross profit	$3,020	$65	$2,955	4,546.2%
Gross margin	91.7%	27.3%
We recorded $0.3 million and $0.2 million of cost of revenue for the years ended December 31, 2021 and December 31, 2020, respectively. Cost of revenue primarily relates to the incremental costs related to the completion of payload services, labor costs provided for engineering services under long-term U.S. government contracts, and agent fees related to sponsorship revenue.
Gross profit increased by $3.0 million, or 4,546.2%, to $3.0 million for the year ended December 31, 2021 from less than $0.1 million for the year ended December 31, 2020.
Gross margin for the year ended December 31, 2021 increased by 64.4% compared to the year ended December 31, 2020.
Selling, General and Administrative Expenses

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Selling, general and administrative expense	$173,178	$116,592	$56,586	48.5%
Selling, general and administrative expenses increased by $56.6 million, or 48.5%, to $173.2 million for the year ended December 31, 2021 from $116.6 million for the year ended December 31, 2020. This increase was primarily due to a $24.9 million increase in stock-based compensation, a $15.6 million increase in salary, bonus, and other benefits, a $9.8 million increase in marketing related expenses primarily attributable to our spaceflights in May and July 2021 and our re-opening of ticket sales and a $4.2 million increase in consulting fees.

Research and Development Expenses

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Research and development expenses	$149,377	$158,757	$(9,380)	(5.9)%

Research and development expenses decreased by $9.4 million, or 5.9%, to $149.4 million for the year ended December 31, 2021 from $158.8 million for the year ended December 31, 2020. The decrease was primarily due a $27.3 million decrease in contract labor, materials, and other direct costs associated with the development of our spaceflight system. This decrease was partially offset by a $9.0 million increase in salary, bonus and related benefits, a $6.6 million increase in stock-based compensation and a $2.6 million increase in flight related costs.

Change in the Fair Value of Warrants

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Change in fair value of warrants	$(34,650)	$(371,852)	$337,202	(90.7)%
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. Certain warrants issued as part of the Company's initial public offering in 2017 and assumed upon the consummation of the Business Combination were recorded at their fair value on the date of the Business Combination and are remeasured as of any warrant exercise date and at the end of each reporting period. As of December 31, 2021, there are no warrants outstanding.

Interest Income, net

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Interest income, net	$1,183	$2,241	$(1,058)	(47.2)%
Interest income decreased by $1.1 million or 47.2%, to $1.2 million for the year ended December 31, 2021 from $2.2 million for the year ended December 31, 2020. The decrease were due to significant reductions in interest rates offered for cash, cash equivalents and restricted cash held in interest-bearing accounts.
Other Income, net

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Other income	$182	$14	$168	1,200.0%
The changes in other income for the year ended December 31, 2021 from the year ended December 31, 2020 were not material.

Income Tax Expense

	Years Ended December 31,		$ Change	% Change
	2021	2020
	(In thousands, except %)
Income tax expense	$79	$6	$73	1,216.7%

Income tax expense was immaterial for the years ended December 31, 2021 and 2020. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents and restricted cash of $550.0 million and $380.9 million in marketable securities. Our principal sources of liquidity have come from our sales of our common stock.
Historical Cash Flows

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in)
Operating activities	$(230,763)	$(233,159)
Investing activities	(387,519)	(17,201)
Financing activities	489,357	436,594
Net change in cash and cash equivalents and restricted cash	$(128,925)	$186,234

Operating Activities
Net cash used in operating activities was $230.8 million for the year ended December 31, 2021, primarily consisting of $352.9 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $11.5 million, stock based compensation expense of $61.8 million and change in fair value of warrants of $34.7 million, as well as a $14.2 million of cash provided from working capital.
Net cash used in operating activities was $233.2 million for the year ended December 31, 2020, primarily consisting of $644.9 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $9.8 million, stock based compensation expense of $30.3 million, and change in fair value of warrants of $371.9 million, as well as a $0.3 million decrease in cash consumed by working capital.
Investing Activities
Net cash used in investing activities was $387.5 million for the year ended December 31, 2021, primarily consisting of $382.9 million purchases of marketable securities, as well as $4.6 million in purchases of capital expenditures.
Net cash used in investing activities was $17.2 million for the year ended December 31, 2020, primarily consisting of purchases of manufacturing equipment, leasehold improvements at the Mojave Air and Space Port facility, purchases of furniture and fixtures, IT infrastructure upgrades and construction activities at the Gateway to Space facility and at spaceflight systems fueling facilities.

Financing Activities
Net cash provided by financing activities was $489.4 million for the year ended December 31, 2021, primarily consisting of $500.0 million cash received from sale and issuance of common stock and $20.0 million in cash received from issuance of common stock pursuant to stock options exercised, offset by $23.4 million in tax withholdings for stock options exercised and settlement of vested restricted stock units and $6.8 million in transaction costs incurred for the issuance of common stock.

Net cash provided by financing activities was $436.6 million for the year ended December 31, 2020 consisting primarily of cash received from the sale and issuance of common stock, offset by withholding taxes paid on behalf of employees related to net-settled stock-based award issuances, professional and other fees related to financing transaction costs.
Contractual Obligations
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2065. As of December 3, 2021, the value of our obligations under operating leases was $80.1 million. See Note 16 of our Notes to the Consolidated Financial Statements for additional information regarding our lease obligations.
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

Short-term Liquidity and Capital Resources

For at least the next twelve months, we expect our principal demand for funds will be for our ongoing activities described above. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand. Further, on January 19, 2022, the Company completed an offering of $425 million aggregate principal amount of convertible senior notes due 2027. The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022. We believe we will have sufficient liquidity available to fund our business needs, commitments and contractual obligations in a timely manner for the next twelve months.

Long-term Liquidity and Capital Resources

Beyond the next twelve months, our principal demand for funds will be to sustain our operations, including the construction of additional motherships and spaceship vehicles, and for the payment of principal amount of our convertible senior notes as it becomes due. We expect to begin generating revenue from our human spaceflight program, which is expected to launch in the fourth quarter of 2022. To the extent this source of capital as well as the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities or refinance debt. We expect these resources will be adequate to fund our ongoing operating activities.

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
Inventories

Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer-specific contracts. Inventories are stated at the lower of cost or net realizable value. At the end of each period we evaluate whether the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods. Our status of pre-technological feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charged to research and development expense.

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

Warrant Liability

We account for the public and private placement warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized as a component of non-operating income (expense) on the statement of operations and comprehensive loss. Please refer to Note 2(k) in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the fair value measurement of our warrant liability. All public warrants were either exercised or redeemed as of April 30, 2020. All remaining outstanding private placement warrants have been redeemed through cashless exercises as of July 31, 2021.
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
Interest Rate Risk

We had cash, cash equivalents and marketable securities totaling $930.9 million as of December 31, 2021, of which $875.3 million was invested in money market funds, certificate deposits, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity or we otherwise determine that all or a portion of the decline in fair value are due to credit related factors.
As of December 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.
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

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in the Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on
Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act				*
10.1	Form of Indemnification Agreement	S-4/A	333-233098	10.46	10/03/2019
10.2(1)	2019 Incentive Award Plan	8-K	001-38202	10.2	10/29/2019
10.2(a)(1)	Form of Director Restricted Stock Unit Award Agreement	S-4	333-233098	10.26	08/07/2019
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(b)	10/29/2019
10.2(c)(1)	Form of Stock Option Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(c)	10/29/2019
10.2(d)(1)	Form of Director Restricted Stock Unit Award (Annual Award)	10-Q	001-38202	10.4	5/11/2021
10.3(1)	Amended Non-Employee Director Compensation Program	10-K	001-38202	10.3	3/01/2021
10.4(1)	Non-Employee Director Compensation Program (Effective April 1, 2021)	10-Q	001-38202	10.2	5/11/2021
10.5(1)(4)	Employment Agreement, dated October 25, 2019, by and among the Registrant, Virgin Galactic, LLC and Michael Moses	8-K	001-38202	10.5	10/29/2019
10.6(1)(4)	Employment Agreement, dated July 10, 2020, by and between the Registrant, Virgin Galactic, LLC and Michael Colglazier, Form of Restricted Stock Unit Award Agreement with Michael Colglazier and Form of Stock Option Award Agreement with Michael Colglazier	8-K	001-38202	10.1	07/15/2020
10.7(1)(4)	Employment Agreement, dated December 2, 2019, by and among the Registrant, Virgin Galactic Holdings, LLC and Michelle Kley	10-K	001-38202	10.10	03/01/2021
10.8(1)(4)	Employment Agreement, dated February 22, 2021, by and among the Registrant, Virgin Galactic, LLC and Doug Ahrens	10-K	001-38202	10.11	03/01/2021
10.9	Stockholders’ Agreement, dated October 25, 2019, by and among the Registrant, SCH Sponsor Corp., Chamath Palihapitiya and Vieco USA, Inc.	8-K	001-38202	10.9	10/29/2019
10.9(a)	Joinder to Stockholders’ Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	05/01/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.9(b)	Joinder to Stockholders’ Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020
10.10	Amended and Restated Registration Rights Agreement, dated October 25, 2019, by and among the Registrant, Vieco USA, Inc., SCH Sponsor Corp. and Chamath Palihapitiya.	8-K	001-38202	10.10	10/29/2019
10.10(a)	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.10(a)	05/01/2020
10.10(b)	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.2	07/31/2020
10.11(2)	Deed of Novation, Amendment and Restatement, dated July 9, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.20	08/07/2019
10.11(a)(2)	Deed of Amendment, dated October 2, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.21(a)	10/03/2019
10.12(2)	Spacecraft Technology License Agreement, dated September 24, 2004, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.27	08/07/2019
10.12(a)(2)	Amendment No. 1 to the Spacecraft Technology License Agreement, dated July 27, 2009, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.28	08/07/2019
10.13	Facilities Lease, dated December 31, 2008, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.29	08/07/2019
10.13(a)	First Amendment to the Facilities Lease, dated 2009, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.30	08/07/2019
10.13(b)	Letter Agreement to Amend Facilities Lease, dated December 21, 2018, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	10-Q	001-38202	10.5	5/11/2021
10.14	Building 79A Lease Agreement, dated January 1, 2018, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.32	09/13/2019
10.15	Land Lease Agreement, dated October 1, 2010, by and between East Kern Airport District and TSC, LLC	S-4	333-233098	10.33	09/13/2019
10.15(a)	Amendment No. 1 to the Land Lease Agreement, dated October 1, 2013, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.34	09/13/2019
10.16	Site 14 Lease Agreement, dated February 18, 2015, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.35	09/13/2019
10.16(a)	First Amendment to the Site 14 Lease Agreement, dated July 1, 2017, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.36	09/13/2019
10.17	Building 79B Lease Agreement, dated March 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.37	10/03/2019
10.17(a)	First Amendment to Building 79B Lease, dated June 2, 2014, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.38	10/03/2019
21.1	List of Subsidiaries					*
23.1	Consent of KPMG LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)	10-K	001-38202	24.1	03/01/2021	*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.
** Furnished herewith.
(1) Indicates management contract or compensatory plan.
(2) Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
(3) Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
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

Virgin Galactic Holdings, Inc.

Date: February 25, 2022		By: /s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: February 25, 2022		By: /s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Colglazier and Douglas Ahrens, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file and sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Colglazier	Chief Executive Officer and President (Principal Executive Officer) and Director	February 25, 2022
Michael Colglazier

/s/ Douglas Ahrens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
Douglas Ahrens

/s/ Wanda Austin	Director	February 25, 2022
Wanda Austin

/s/ Adam Bain	Director	February 25, 2022
Adam Bain

/s/ Tina Jonas	Director	February 25, 2022
Tina Jonas

/s/ Craig Kreeger	Director	February 25, 2022
Craig Kreeger

/s/ Evan Lovell	Director	February 25, 2022
Evan Lovell

/s/ George Mattson	Director	February 25, 2022
George Mattson

/s/ Wanda Sigur	Director	February 25, 2022
Wanda Sigur

/s/ W. Gilbert West	Director	February 25, 2022
W. Gilbert West

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Virgin Galactic Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virgin Galactic Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Research and development costs

As discussed in Note 2(q) to the consolidated financial statements, the Company expenses all research and development costs incurred to develop its spaceflight systems and flight profiles. The Company incurred $149.4 million of research and development costs during the year ended December 31, 2021.

We identified the evaluation of research and development costs as a critical audit matter. There was a high degree of auditor judgement and subjectivity involved in evaluating the future benefits, if any, provided by research and development expenditures to progress the Company’s spaceflight systems and flight profiles.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the Company’s determination to record research and development expenditures as expenses in the period incurred. We assessed the determination by obtaining documentation of the remaining steps required to achieve commercial spaceflight systems and flight profiles development and milestones achieved. We obtained and evaluated the Company’s analysis regarding the development costs incurred to progress its spaceflight systems and flight profiles.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.

Los Angeles, California
February 25, 2022

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$524,481	$665,924
Restricted cash	25,549	13,031
Marketable securities, short-term	79,418	—
Inventories	29,668	30,483
Prepaid expenses and other current assets	19,476	18,489
Total current assets	678,592	727,927
Marketable securities, long-term	301,463	—
Property, plant, and equipment, net	47,498	53,148
Other non-current assets	41,281	22,915
Total assets	$1,068,834	$803,990
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,237	$5,998
Accrued liabilities	28,787	22,982
Customer deposits	90,863	83,211
Other current liabilities	2,636	2,830
Total current liabilities	131,523	115,021
Warrant liability	—	135,440
Other long-term liabilities	43,047	26,451
Total liabilities	$174,570	$276,912
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 258,166,417 and 236,123,659 shares issued and outstanding as of December 31, 2021 and 2020, respectively	26	23
Additional paid-in capital	2,019,750	1,297,794
Accumulated deficit	(1,123,643)	(770,744)
Accumulated other comprehensive income (loss)	(1,869)	5
Total stockholders' equity	894,264	527,078
Total liabilities and stockholders' equity	$1,068,834	$803,990

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$3,292	$238	$3,781
Cost of revenue	272	173	2,004
Gross profit	3,020	65	1,777
Selling, general, and administrative expenses	173,178	116,592	82,166
Research and development expenses	149,377	158,757	132,873
Operating loss	(319,535)	(275,284)	(213,262)
Change in fair value of warrants	(34,650)	(371,852)	(4,180)
Interest income, net	1,183	2,241	2,261
Other income	182	14	128
Loss before income taxes	(352,820)	(644,881)	(215,053)
Income tax expense	79	6	62
Net loss	(352,899)	(644,887)	(215,115)
Other comprehensive loss:
Foreign currency translation adjustment	129	(54)	(23)
Unrealized loss on marketable securities	(2,003)	—	—
Total comprehensive loss for the year	$(354,773)	$(644,941)	$(215,138)

Net loss per share:
Basic and diluted	$(1.43)	$(2.94)	$(1.11)

Weighted-average shares outstanding:
Basic and diluted	247,618,557	219,107,905	194,378,154

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Equity
(In thousands except for per unit and share data)
(For the years ended December 31, 2021, 2020 and 2019)

		Member's Equity		Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Net Parent Investment	Units	Member's Capital	Shares	Par Value	Shares	Par Value
Balance as of December 31, 2018	$41,477	—	$—	—	$—	—	$—	$—	$—	$82	$41,559
Net loss	(89,258)	—	—	—	—	—	—	—	(125,857)	—	(215,115)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(23)	(23)
Net transfer from Parent Company	106,119	—	—	—	—	—	—	—	—	—	106,119
Contributions from Parent Company	—	—	56,310	—	—	—	—	—	—	—	56,310
Conversion from net parent investment into members' equity	(58,338)	100	58,338	—	—	—	—	—	—	—	—
Conversion of members' equity into common stock	—	(100)	(114,648)	—	—	114,790,438	12	114,636	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	2,535	—	—	2,535
Issuance of common stock, net of costs	—	—	—	—	—	1,924,402	—	20,000	—	—	20,000
Effect of reverse recapitalization, net of costs	—	—	—	—	—	79,286,198	8	331,837	—	—	331,845
Balance as of December 31, 2019	—	—	—	—	—	196,001,038	20	469,008	(125,857)	59	343,230
Net loss	—	—	—	—	—	—	—	—	(644,887)	—	(644,887)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	—	—	30,324	—	—	30,324
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	—	—	—	2,119,803	—	(2,188)	—	—	(2,188)
Common stock issued related to warrants exercised	—	—	—	—	—	14,402,818	1	360,741	—	—	360,742
Issuance of common stock, net of costs	—	—	—	—	—	23,600,000	2	460,198	—	—	460,200
Transaction costs	—	—	—	—	—	—	—	(20,289)	—	—	(20,289)
Balance as of December 31, 2020	—	—	—	—	—	236,123,659	23	1,297,794	(770,744)	5	527,078
Net loss	—	—	—	—	—	—	—	—	(352,899)	—	(352,899)
Other comprehensive loss	—	—	—	—	—	—	—	—		(1,874)	(1,874)
Stock-based compensation	—	—	—	—	—	—	—	61,805	—	—	61,805
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	—	—	—	2,880,108	1	(3,442)	—	—	(3,441)
Common stock issued related to warrants exercised	—	—	—	—	—	5,422,217	—	170,090	—	—	170,090
Issuance of common stock, net of costs	—	—	—	—	—	13,740,433	2	499,997	—	—	499,999
Transaction costs	—	—	—	—	—	—	—	(6,494)	—	—	(6,494)
Balance as of December 31, 2021	$—	—	$—	—	$—	258,166,417	$26	$2,019,750	$(1,123,643)	$(1,869)	$894,264

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Cash flows from operating activities
Net loss	$(352,899)	$(644,887)	$(215,115)
Stock-based compensation	61,805	30,324	2,535
Depreciation and amortization	11,518	9,781	6,999
Change in fair value of warrant liability	34,650	371,852	4,180
Other operating activities, net	11	96	(555)
Change in assets and liabilities
Inventories	815	1,371	(8,566)
Other current and non-current assets	(3,465)	(2,417)	(745)
Accounts payable and accrued liabilities	7,935	(1,010)	(323)
Customer deposits	7,652	(151)	2,479
Other current and non-current liabilities	1,215	1,882	—
Net cash used in operating activities	(230,763)	(233,159)	(209,111)
Cash flows from investing activities
Capital expenditures	(4,635)	(17,201)	(13,856)
Purchases of marketable securities	(382,884)	—	—
Net cash used in investing activities	(387,519)	(17,201)	(13,856)
Cash flows from financing activities
Payments of finance lease obligations	(140)	(123)	(104)
Proceeds from issuance of common stock pursuant to stock options exercised	19,980	2,582	—
Repayment on notes payable	(310)	(310)	—
Proceeds from issuance of common stock	500,000	460,200	20,000
Withholding taxes paid on behalf of employees on net settled stock-based compensation	(23,401)	(4,767)	—
Transaction costs	(6,772)	(20,988)	(48,005)
Net transfer from Parent Company	—	—	106,119
Proceeds from Parent Company	—	—	56,310
Proceeds from reverse acquisition	—	—	500,000
Net cash provided by financing activities	489,357	436,594	634,320
Net increase in cash and cash equivalents	(128,925)	186,234	411,353
Cash, cash equivalents and restricted cash at beginning of year	678,955	492,721	81,368
Cash, cash equivalents and restricted cash at end of year	$550,030	$678,955	$492,721

Cash and cash equivalents	$524,481	$665,924	$480,443
Restricted cash	25,549	13,031	12,278
Cash, cash equivalents and restricted cash	$550,030	$678,955	$492,721

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

Consistent with the actions taken by governmental authorities, including the U.S. Federal government, the states of California and New Mexico and the United Kingdom, where most of our workforce is located, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, California and Spaceport America in New Mexico in March 2020. Starting late March 2020, approximately two-thirds of our employees and contractors were able to complete their duties from home, which enabled much of our critical work to continue, including engineering analysis and drawing releases for VSS Unity, VMS Eve and the second SpaceShipTwo vehicle; process documentation updates; as well as workforce training and education. The remaining one-third of our workforce was unable to perform their normal duties from home. In April 2020, in accordance with our classification within the critical infrastructure designation, we resumed limited operations under revised operational and manufacturing plans that conformed to the COVID-19 health precautions at that time. This included universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular, thorough disinfecting of surfaces and tools. We also tested employees and contractors for COVID-19 on a regular basis. Following guidance from the Occupational Safety and Health Administration ("OSHA"), we allowed fully vaccinated employees and contractors to be mask-free in our facilities to the extent permitted by state and local guidelines, while continuing to require the wearing of masks for our unvaccinated population. Our unvaccinated population was also required to test weekly for COVID-19. Virgin Galactic's policy as of December 31, 2021 is that all employees are required to be fully vaccinated, unless such employees are legally entitled to an accommodation. As the COVID-19 pandemic has evolved, we have continued to follow U.S. Federal, State and UK guidance, as applicable to our sites.

Beginning in the summer of 2020, all of our employees whose work requires them to be in our facilities returned back on-site, and we continue to follow Federal, State and international guidance as applicable, to ensure employee safety. For the time being, we are encouraging those employees who are not required onsite and are able to work from home to continue doing so.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused and continue to cause delays to our business and operations, which has led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. We expect this to continue. The full impact of the COVID-19 pandemic on our business and results of our future operations will depend on future developments, such as the ultimate duration and scope of the pandemic and its impact on our operations necessary to complete the development of our spaceflight systems, our scheduled spaceflight test programs and commencement of our commercial flights. In addition to existing travel restrictions, countries may continue to maintain or reimpose closed borders, impose prolonged quarantines and/or further restrict travel. We believe our cash and cash equivalents on hand at December 31, 2021, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K. If the pandemic worsens and we experience an additional delay, we may take additional actions, such as further reducing costs.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(2)     Summary of Significant Accounting Policies

(a)    Basis of Presentation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation.

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

(c)     Cash and Cash Equivalents

The Company's cash consists of cash on hand. We consider all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents.

(d)     Restricted Cash

We classify as restricted cash any cash deposits received from our future astronauts, that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded. Restricted cash also includes cash held for our letter of credit requirements under our IT equipment financing arrangement.

(e)     Marketable Securities

The Company's marketable securities have been classified as debt securities that are and accounted for as "available-for-sale" securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. Marketable securities are classified as short-term and long-term based on their availability for use in current operations. The Company's marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) in the statement of equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the Company's statement of operations and comprehensive loss in the period in which such determination is made.

(e)     Accounts Receivable

Accounts receivable are recorded at the invoiced amount and unbilled receivable, less an allowance for any potential expected uncollectible amounts and do not bear interest. The Company estimates allowance for doubtful accounts based on historical losses, the age of the receivable balance, credit quality of our customers, current economic conditions, and other factors that may affect the customers’ ability to pay. There was no allowance for uncollectible amounts as of December 31, 2021 or 2020, and no write-offs for the years ended December 31, 2021, 2020 or 2019. The Company does not have any off balance sheet credit exposure related to its customers.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(f)     Inventory

Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer specific contracts. Inventories are stated at the lower of cost or net realizable value. At the end of each period we evaluate whether the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods. The company’s status of pre-technological feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charged to R&D expense.

(g)     Property, Plant, and Equipment, net

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

(h)     Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component. ROU assets are presented in other non-current assets and lease liabilities are presented in other long-term liabilities on our consolidated balance sheet.

(i)     Capitalized Software

We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in property, plant, and equipment, net on the accompanying consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which approximates 3 years. As of December 31, 2021 and 2020, net capitalized software, totaled

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

$2.0 million and $3.4 million, including accumulated amortization of $8.4 million and $6.6 million, respectively. No amortization expense is recorded until the software is ready for its intended use. For the years ended December 31, 2021, 2020, and 2019, amortization expense related to capitalized software was $1.7 million, $1.3 million and $0.8 million, respectively.
(j)     Long-Lived Assets
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

(k)     Fair Value Measurements

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

The Company calculated the estimated fair value of the warrants using the following assumptions:

As of
December 31, 2020
Risk-free interest rate	0.25%
Contractual term	3.82 years
Expected volatility	80%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(l)    Segments
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

(m)    Comprehensive Loss
Comprehensive loss generally represents all changes in equity other than transactions with owners. Our comprehensive loss consists of net loss, foreign currency translation adjustments and any unrealized gains (losses) on marketable debt securities .

(n)     Revenue Recognition
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
Membership revenue
Membership revenue is recognized for providing access to Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson. Each ticket purchased after our ticket sale reopening in 2021 includes this membership. We allocate a portion of the contract price to the membership

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

based on the estimated standalone selling price. We recognize revenue for these memberships over time based on the period of performance before members' flight to space.
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
Contract liabilities relate to spaceflight operations and other revenue contracts and are recorded when cash payments are received or due in advance of performance. Cash payments for spaceflight services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become nonrefundable. Customer deposits become nonrefundable and are recorded as deferred revenue following the Company's delivery of the conditions of carriage to the customer and execution of an informed consent. As of December 31, 2021 and 2020, our contract liabilities are $90.9 million and $83.2 million, respectively. As of December 31, 2021, the contract liabilities were comprised of customer deposits for our spaceflight services of $90.9 million. As of December 31, 2020, the contract liabilities are comprised of customer deposits for our spaceflight services of $82.7 million and $0.6 million for our payload contracts.
Contract fulfillment costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered.
Significant financing component
In determining the transaction price, the Company assesses the existence of significant financing components in its arrangements and adjusts the promised amount of consideration for the effects of the time value of money when the timing of payments provides it with a significant benefit of financing the transfers of goods or services to the customer. The arrangements related to our current offerings do not have a significant financing component as the payment terms are intended to enable customers to reserve the service, not to provide a financing benefit to the Company.
Remaining performance obligations
We do not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which we have the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(o)     Cost of Revenue

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

(p)     Selling, General and Administrative

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

(q)     Research & Development

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

As of December 31, 2021, our current primary research and development objectives focus on the development of our mothership and spaceship vehicles for commercial spaceflights and developing our rocket motor, a hybrid rocket propulsion system that will be used to propel our spaceship vehicles into space. The successful development of Mothership, Spaceship and rocket motor involves many uncertainties, including:
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

(r)     Income Taxes

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

(s)      Cash Incentive Plan
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

target date, the award attributed to that milestone would expire and the associated cash award value would be reserved for future grants under the Cash Incentive Plan.
The first qualifying milestone was not achieved under the Cash Incentive Plan. The second qualifying milestone under the Company’s multiyear cash incentive plan was amended upon the closing of the Virgin Galactic Business Combination such that the participants who remained continuously employed through the closing of the Virgin Galactic Business Combination were entitled to receive 100% of the bonus that such participant would have otherwise received upon the achievement of the original second qualifying milestone, as amended. The Company recognized and settled the $9.9 million in compensation costs owed to participants for the second qualifying milestone upon the closing of the Transaction. The remaining third milestone is deemed not probable of being achieved. As such, no accrual has been recorded related to this plan as of December 31, 2021 or 2020. In the event the Company believes a payment related to the Cash Incentive Plan will become probable in the future, an accrual will be recorded at that time based on the anticipated payout.
(t)     Concentrations of Credit Risks and Significant Vendors and Customers
Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and of certificates of deposit. In respect to accounts receivable, we are not exposed to any significant credit risk to any single counterparty or any company of counterparties having similar characteristics.

(u)    Foreign Currency
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

(v)    Stock-Based Compensation
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

(w)    Reclassification
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current period presentation. We reclassified a portion of our property, plant and equipment in machinery and equipment to inventory, as part of our standardization of accounting policies across entities, for inventory and property, plant and equipment. These reclassifications impacted our consolidated balance sheet, consolidated statement of operations and comprehensive loss and consolidated statements of cash flows.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(x)    Warrant Liability
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
(3)    Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”).

(a)Issued Accounting Standard Updates Not Yet Adopted
In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounted transition. This update is effective immediately. We have evaluated and determined the update has no impact to the Company's consolidated financial statements.
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

(b)     Adopted Accounting Standard Updates

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The Company adopted the new guidance effective January 1, 2021. The adoption of the new guidance did not have a material impact to the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

beginning after December 15, 2020. The adoption of the new guidance did not have a material impact to the Company's consolidated financial statements.
(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $40,000 per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As a result of the Virgin Galactic Business Combination, the Company entered into a transition services agreement ("TSA") with Virgin Orbit, LLC ("VO") and GV on October 25, 2019. Prior to the Virgin Galactic Business Combination, the VG Companies historically performed certain services for VO, Vieco 10 and GV and were allocated corporate expenses from Vieco 10 and GV for corporate-related functions based on an allocation methodology that considered our headcount, unless directly attributable to the business. General corporate overhead expense allocations included tax, accounting and auditing professional fees, and certain employee benefits. From the effective date to the year ended December 31, 2021, the Company billed VO, Vieco 10 and GV for services provided under the TSA. We were allocated $137,000, zero and $1.2 million corporate expenses, net, from V10 and GV for the years ended December 31, 2021, 2020 and 2019, respectively. Corporate expense are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of V10 and GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment and other general administrative expenses. We were allocated $0.1 million, $0.5 million and $0.2 million of operating expenses, net, from VOH for each of the years ended December 31, 2021, 2020, and 2019, respectively. The Company has a receivable from VOH of less than $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively.

(5)    Cash, Cash Equivalents and Marketable Securities

The amortized cost, unrealized gain (loss) and estimated fair value of the Company's cash equivalents and marketable securities as of December 31, 2021 and 2020 were as followed.

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
Cash and cash equivalents
Cash	$55,592	$—	$55,592
Money market	402,889	—	402,889
Certificate of deposits	91,549	—	91,549
Marketable securities
Corporate debt securities	382,884	(2,003)	380,881
Total cash, cash equivalents and marketable securities	$932,914	$(2,003)	$930,911
The Company included $2.3 million of interest receivable in prepaid expenses and other current assets as of December 31, 2021.
The Company recognized $2.1 million in amortization expense for marketable securities within interest income, net for the year ended December 31, 2021.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
Cash and cash equivalents
Cash	$27,326	$—	$27,326
Money market	357,463	—	357,463
Certificate of deposits	93,802	—	93,802
Mutual funds	200,364	—	200,364
Total cash and cash equivalents	$678,955	$—	$678,955
The amount of interest receivable included in prepaid expenses and other current assets was less than $0.1 million as of December 31, 2020.

The following table presents the contractual maturities of the Company's marketable securities as of December 31, 2021:

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$79,586	$79,418
Matures between one to two years	303,298	301,463
Total	$382,884	$380,881
(6)    Inventory
As of December 31, 2021 and 2020, inventory is comprised of the following:

	As of December 31,
	2021	2020
	(In thousands)
Raw Materials	$21,127	$22,963
Spare parts	8,541	7,520
	$29,668	$30,483

For the years ended December 31, 2021, 2020 and 2019, the Company increased the reserve for inventory obsolescence by $0.6 million, $1.1 million and zero million, respectively. For the years ended December 31, 2021, 2020 and 2019, the write down of obsolete inventory was $0.4 million, zero, and $0.3 million, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(7)    Property, Plant, and Equipment, net
As of December 31, 2021 and 2020, property, plant, and equipment, net consists of the following :

	As of December 31,
	2021	2020
	(In thousands)
Buildings	$9,117	$9,142
Leasehold improvements	29,155	28,744
Aircraft	195	195
Machinery and equipment	37,002	34,330
IT software and equipment	23,523	22,042
Construction in progress	2,901	1,780
	101,893	96,233
Less accumulated depreciation and amortization	(54,395)	(43,085)
Property, plant, and equipment, net	$47,498	$53,148
Total depreciation related to property, plant and equipment for the years ended December 31, 2021, 2020 and 2019 was $11.3 million, $9.7 million and $6.9 million, respectively, of which $5.1 million, $4.3 million and $3.7 million was recorded in research and development expense, respectively. Depreciation of assets acquired under finance leases was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

At inception, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., services). We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less.

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

The components of lease expense related to leases for the period are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	For the Years Ended December 31,
	2021	2020
	(In thousands)
Lease Cost:
Operating lease expense	$5,528	$5,125
Short-term lease expense	32	278
Finance lease cost:
Amortization of right-of-use assets	136	129
Interest on lease liabilities	26	33
Total finance lease cost	162	162
Variable lease cost	5,091	2,518
Total lease cost	$10,813	$8,083

The components of supplemental cash flow information related to leases for the period are as follows:

	For the Years Ended December 31,
	2021	2020
	(in thousands, except term and rate data)
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,535	$5,840
Operating cash flows from finance leases	$26	$33
Financing cash flows from finance leases	$140	$123

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$17,960	$750
Finance Leases	$19	$117

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	11.69	12.71
Finance leases (in years)	2.09	2.87

Weighted average discount rates:
Operating leases	11.67%	11.70%
Finance leases	8.17%	8.43%

The supplemental balance sheet information related to leases for the period is as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	As of December 31,
	2021	2020
	(In thousands)
Operating leases
Long-term right-of-use assets	$35,486	$19,555

Short-term operating lease liabilities	$2,204	$2,384
Long-term operating lease liabilities	39,965	24,148
Total operating lease liabilities	$42,169	$26,532

Lease expense for the years ended December 31, 2021, 2020 and 2019 was $10.8 million, $8.1 million and $5.3 million, respectively.

(9)    Accrued Liabilities

A summary of the components of accrued liabilities are as follows:

	As of December 31,
	2021	2020
	(In thousands)
Accrued payroll	$4,214	$4,060
Accrued vacation	5,372	4,624
Accrued bonus	12,218	6,892
Accrued inventory	604	950
Other accrued expenses	6,379	6,456
Total accrued liabilities	$28,787	$22,982

(10)     Long-term Debt

	As of December 31,
	2021	2020
	(In thousands)
Commercial loan	$310	$620
	310	620

Less: Current portion	(310)	(310)
Non-current portion	$—	$310

Aggregate maturities of long-term debt as of December 31, 2021 are as follows :

(In thousands)
2022	$310
$310

On June 18, 2020, we financed the purchase of software licenses through a loan totaling approximately $0.9 million. The loan amortizes in three equal annual installments of approximately $0.3 million with the final payment due on October 1,

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

2022 with 0% interest rate. The loan is secured by a standby letter of credit issued from our financial institution and restricted cash has been recorded for the full loan amount borrowed.

The imputed interest of this loan was immaterial.
(11)    Income Taxes

As of December 31, 2019 and for the year ended December 31, 2019, we adopted the separate return approach for the purpose of presenting the combined financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The historic operations of the Company reflect a separate return approach for each jurisdiction in which the Company had a presence and GV filed tax returns for the year ended December 31, 2019. GV filed a separate stand-alone tax return for the period ended December 31, 2019. Subsequent to the IPO, a separate stand-alone tax return was filed for the Company.
For the years ended December 31, 2021, 2020 and 2019, loss before income taxes are as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)

U.S. operations	$(353,807)	$(645,508)	$(215,585)
Foreign operations	987	627	532
Loss before income taxes	$(352,820)	$(644,881)	$(215,053)

Income tax expense attributable to loss from continuing operations consists of:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2021
U.S. operations	$—	$—	$—
State and local	4	—	4
Foreign jurisdiction	92	(17)	75
	$96	$(17)	$79

Year ended December 31, 2020
U.S. operations	$—	$—	$—
State and local	—	—	—
Foreign jurisdiction	(114)	120	6
	$(114)	$120	$6

Year ended December 31, 2019
U.S. operations	$—	$—	$—
State and local	27	—	27
Foreign jurisdiction	50	(15)	35
	$77	$(15)	$62

Prior to the Virgin Galactic Business Combination, the Company's income tax return was included in the consolidated U.S. Federal and state tax returns of GV. The Virgin Galactic Business Combination resulted in a separation from GV whereby the historical tax attributes including research and development tax credits, net operating loss carryforwards, income taxes

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

payable and reserves for uncertain tax positions remain with GV. Immediately following the Virgin Galactic Business Combination, the Company effectively became a new and separate tax filer from GV with zero tax attributes and liabilities carrying over.

In accordance with ASC 740-20-45-11, the Virgin Galactic Business Combination is considered a transaction among or with its shareholders requiring the tax effects to be recorded through equity. Were it not for the valuation allowance, the Company would have recorded a tax expense of $130.5 million through equity to account for the change in deferred tax liabilities. Due to the offsetting decrease in the valuation allowance on the Company’s U.S. federal and state net deferred tax assets, there is a corresponding net tax benefit of $(130.5) million resulting in zero total tax effect recorded to equity. Further, as a result of the Virgin Galactic Business Combination, the estimated purchase price consideration (“Purchase Price”) was allocated to the Company’s assets pursuant to Internal Revenue Code §1060 and related Treasury Regulations with the remaining balance of an estimated $230.5 million recorded to tax goodwill in deferred tax assets. As of December 31, 2020, the Company adjusted its tax goodwill by $33.8 million. Were it not for the valuation allowance, the adjustment would have been recorded as a tax benefit. Due to the offsetting increase in the valuation allowance, there is a corresponding tax expense of $33.8 million resulting in zero total tax effect recorded to tax expense. There was no adjustment to tax goodwill in 2021.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$200,670	$86,986
Research and development	23,601	19,385
Accrued liabilities	4,661	3,036
Lease obligation	10,530	5,877
Deferred revenue	177	16
Plant and equipment, principally due to differences in depreciation and capitalized interest	1,606	1,079
Goodwill	237,394	225,196
Stock-based compensation	5,808	3,291
Related party expenses	2,461	—
Other	1,093	309
Total gross deferred tax assets	488,001	345,175
Less valuation allowance	(479,125)	(342,426)
Net deferred tax assets	$8,876	$2,749
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$(2)	$—
Right-of-Use Asset	$(8,809)	$(2,701)
Total gross deferred tax liabilities	(8,811)	(2,701)
Net deferred tax assets	$65	$48

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

The changes in valuation allowance related to current year operating activity was an increase in the amount of $136.7 million during the year ended December 31, 2021.

NOLs and tax credit gross carryforwards as of December 31, 2021 are as follows:

	Amount	Expiration Years
	(In thousand)
NOLs, Federal	$813,420	See notes below
NOLs, State	$637,070	See notes below
Tax credits, Federal	$19,432	See notes below
Tax credits, State	$12,745	See notes below

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2021		2020		2019
	(In thousands)
Statutory rate	$(74,092)	21.0%	$(135,425)	21.0%	$(45,278)	21.1%
State income tax	(59,527)	16.9%	14,645	(2.3)%	(5,867)	2.7%
Research & Development	(1,292)	0.4%	(10,785)	1.7%	(8,593)	4.0%
Mark to market warrants	7,276	(2.1)%	78,089	(12.1)%	877	(0.4)%
Change in valuation allowance	137,926	(39.1)%	58,685	(9.1)%	64,515	(30.0)%
Reduction of allocated R&D from GV	—	—%	—	—%	(8,376)	3.9%
Stock-based compensation	(10,831)	3.1%	(5,316)	0.8%	—	—%
Benefit of foreign rate	(23)	—%	(13)	—%	—	—%
Other, net	642	(0.2)%	126	—%	2,784	(1.3)%
Total	$79	—%	$6	—%	$62	—%

The total tax provision for the period January 1, 2019 through December 31, 2019 excludes the tax effects of the Virgin Galactic Business Combination which was recorded to equity.

Net Operating Losses
All tax attributes, including net operating losses (“NOL’s”) generated prior to the Virgin Galactic Business Combination were realized by GV.

As of December 31, 2021, the Company has approximately $813.4 million and $637.1 million of federal and state NOLs respectively. Under the Tax Cuts and Jobs Act, all NOLs incurred during the year ended December 31, 2019 and thereafter are carried forward indefinitely for federal tax purposes. California has not conformed to the indefinite carry forward period for NOLs. The NOLs begin expiring in the calendar year 2039 for state purposes.

In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research and development ("R&D") expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The R&D tax credit carryforward as of December 31, 2021 is $19.4 million and $12.8 million for Federal and State, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2039 for federal purposes. R&D credits generated for California purposes carry forward indefinitely.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

As of December 31, 2021, the Company has total uncertain tax positions of $5.9 million, which is net of tax. The balance is related to the R&D tax credit, which is recorded as a reduction of the deferred tax asset related credit carry-forwards. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years ended December 31,
	2021	2020
	(In thousands)
Balance at the beginning of the year	$4,847	$905
Additions based on tax positions related to current year	2,549	4,108
Additions based on tax positions related to prior years	—	—
Deductions based on tax positions related to prior years	(1,495)	—
Reductions of allocated tax attributes from GV	—	(166)
Balance at the end of year	$5,901	$4,847

Subsequent to the date of the Virgin Galactic Business Combination, the ending unrecognized tax benefits at December 31, 2019 are for the expected tax positions taken during the period from October 26, 2019 through December 31, 2019.

It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions, and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2021. The U.S. federal and state income tax returns for the period from October 26, 2019 through December 31, 2019 remain subject to examination. The statute of limitations for our foreign tax jurisdiction is open for tax years after December 31, 2019.

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

On December 27, 2020, former President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits and enhanced business meals deductions. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the year ended December 31, 2021. These provisions did not have a material impact on the income tax provision.

(12)    Stockholders' Equity

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

Issuance of Common Stock

In August 2020, the Company sold 23,600,000 shares of common stock at a public offering price of $19.50 per share for gross proceeds of $460.2 million, before deducting underwriting discounts and commissions and other expenses payable by the Company. The Company incurred $20.9 million of transaction costs including underwriting discounts and commissions.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

Under the terms of the warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent, the public warrants became exercisable on a cashless basis on January 27, 2020, based on the exchange ratio as calculated under the Warrant Agreement at the time of the exercise. On March 13, 2020 and pursuant to the terms of the Warrant Agreement, we announced that all public warrants that remained unexercised immediately after 5:00 p.m. New York City time on April 13, 2020 (the “Redemption Date”) would be redeemed for $0.01 per warrant. Warrant holders could exercise their public warrants at any time from March 13, 2020 and prior to the Redemption Date on a cashless basis, and receive 0.5073 shares of common stock per public warrant surrendered for exercise. Immediately after the Redemption Date, 295,305 public warrants remained unexercised and were redeemed at a redemption price of $0.01 per public warrant in accordance with the terms of the Warrant Agreement. As of December 31, 2021, there were no VGH, Inc. Public or Private Placement Warrants outstanding.

The Company determined that both the public warrants and the private placement warrants should be classified as a long-term liability in accordance with ASC 815-40. See Note 3(z). Warrant Liability for additional information on the accounting for warrants. The Company remeasures the fair value of the Warrants at each reporting date. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded expense of approximately $34.7 million, $371.9 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of the warrant liability is approximately zero and $135.4 million as of December 31, 2021 and 2020, respectively. The private placement warrants are classified as Level 3 financial instruments as of December 31, 2020. See Note 3(m). Fair Value Measurements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(13)     Earnings Per Share

The following table presents net loss per share and related information:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except for per share data)
Basic and diluted:
Net loss	$(352,899)	$(644,887)	$(215,115)
Weighted average common shares outstanding	247,618,557	219,107,905	194,378,154
Basic and diluted net loss per share	$(1.43)	$(2.94)	$(1.11)

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

As of December 31, 2021, 2020 and 2019, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling zero, 8,000,000 and 30,999,977, respectively, shares and the dilutive effect of outstanding stock options and unvested RSUs, as described in Note 14, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

		Options outstanding
	Shares available for grant	Number of shares granted	Weighted- average exercise price	Weighted- average contractual term (in years)
Balances as of December 31, 2017	1,608,660	1,007,525	$7.69	4.50
Authorized	—	—
Granted	(1,000)	1,000	9.44
Forfeited	134,125	(134,125)	7.72
Balances as of December 31, 2018	1,741,785	874,400	$7.70	3.53
Authorized	—	—
Granted	—	—	—
Forfeited	154,775	(154,775)	7.68
Cancelled	(1,896,560)	(719,625)	7.70
Balances as of October 25, 2019	—	—	$—	0

2019 Stock Incentive Plan

The Board and stockholders of the Company adopted the 2019 Plan in connection with the Virgin Galactic Business Combination. Pursuant to the 2019 Plan, up to 21,208,755 shares of common stock have been reserved for issuance, upon exercise of awards made to employees, directors and other service providers.

Common Stock Reserved for Future Issuance

The following summarizes common stock reserved for future issuance at December 31, 2021:

Number of Shares
Stock options outstanding	4,253,767
Restricted stock units outstanding	2,396,732
Performance stock units outstanding	89,839
Authorized for future issuance under stock incentive plan	8,415,911
15,156,249

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table sets forth the summary of options activity under the Plans (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2019	6,122,044	$11.58	9.8	$—
Granted	1,919,640	19.86
Exercised	(218,955)	11.79
Forfeited options	(1,026,684)	13.70
Options outstanding at December 31, 2020	6,796,045	13.59	8.6	$68,888
Granted	—	—
Exercised	(1,601,857)	12.47
Forfeited options	(940,421)	13.27
Options outstanding at December 31, 2021	4,253,767	$14.09	7.6	$6,187

Options exercisable at December 31, 2021	1,959,453	$14.04	7.0	$2,890

(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the     exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

Restricted Stock Units

For the year ended December 31, 2021, we granted 988,781 RSUs to employees. The RSUs vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years. Stock-based compensation expense for the RSUs is recognized on a straight-line basis using the Monte Carlo valuation method for the RSUs granted to employees.

Award Modification

On March 10, 2020, we modified the RSU grants made in connection with the closing of the Virgin Galactic Business Combination by removing one of the vesting criteria requiring our share price value to be greater than $10 per share at the time RSUs vest. No other terms of the awards were modified. Stock-based compensation expense related to the modification was calculated by taking the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award. Given the RSUs were unvested at the time of modification, the incremental stock-based compensation expense will prospectively be expensed over the remaining vesting period. Total incremental stock-based compensation expense recorded as a result of the modification was $5.4 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

RSU activity during the year ended December 31, 2021 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2019	1,767,714	$7.11
Granted	5,752,331	19.42
Vested	(2,130,763)	20.53
Forfeited	(628,498)	14.71
Outstanding at December 31, 2020	4,760,784	19.63
Granted	988,781	34.03
Vested	(2,100,931)	18.30
Forfeited	(1,251,902)	17.41
Outstanding at December 31, 2021	2,396,732	$27.89

Fair value of our RSUs is based on our closing stock price on the date of grant. The weighted average grant date fair value of RSUs that were granted during the year ended December 31, 2021 was $33.6 million. The weighted average grant date fair value RSUs granted during the year ended December 31, 2021 was $34.03.

Performance Stock Units

For the year ended December 31, 2021, the Company granted 94,689 PSUs to our executive officers. Between 25% and 200% of the PSUs are eligible to vest based on the achievement of certain performance goals by specified target dates. The fair value of these PSUs is calculated based on the market value of the Company's common stock on the grant date. These PSUs are amortized over the requisite service period in which it is probable that the performance goal is achieved. The following table summarizes the details of the performance stock units:

	Shares	Weighted Average Fair Value
PSUs outstanding at December 31, 2020	—	$—
Granted	94,689	26.70
Forfeited	(4,850)	30.93
PSUs outstanding at December 31, 2021	89,839	$26.47

Stock options and RSUs expenses included in selling, general and administrative and research and development expense in the consolidated statements of operations and comprehensive loss, is as follows (in thousands):

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2021	2020	2019

Stock option expense
Selling, General & Administrative	$14,258	$9,677	$1,197
Research & Development	3,211	3,834	739
Total stock option expense	17,469	13,511	1,936

RSU expense
Selling, General & Administrative	30,280	11,595	394
Research & Development	12,413	5,218	205
Total RSU expense	42,693	16,813	599

PSU expense
Selling, General & Administrative	1,643	—	—
Total PSU expense	1,643	—	—

Total stock-based compensation expense	$61,805	$30,324	$2,535

At December 31, 2021, the unrecognized stock-based compensation related to these options was $21.1 million and is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2021, the unrecognized stock-based compensation related to RSUs was $83.8 million and is expected to be recognized over a weighted-average period of 2.7 years. At December 31, 2021, the unrecognized stock-based compensation related to PSUs was $1.0 million and is expected to be recognized over a weighted-average period of 0.4 years.

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

We estimated expected volatility based on historical data of the price of our and our peers' common stock over the expected term of the options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on guidelines provided in U.S. SEC Staff Accounting Bulletin No. 110 and represents the average of the vesting tranches and contractual terms. The risk-free rate assumed in valuing the options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the option. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the option pricing model. Stock-based compensation awards are amortized on a straight-line basis over a four-year period. We made an accounting policy election to account for forfeitures in the period they occur.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The weighted average assumptions used to value the option grants for 2020 are as follows:

2020
Expected life (in years)	6.0
Volatility	75.2%
Risk free interest rate	1.4%
Dividend yield	—%

The weighted average fair value per option at the grant date for options issued during the year ended December 31, 2020 was $8.88.

There were no option grants during 2021.
(15)    Fair Value Measurements

The following tables presents the Company's financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market	$402,889	$—	$—	$402,889
Certificate of deposits	91,549	—		91,549
Corporate debt securities	—	380,881	—	380,881
Total assets at fair value	$494,438	$380,881	$—	$875,319

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market	$357,463	$—	$—	$357,463
Certificate of deposits	93,802	—	—	93,802
Cash equivalents	200,364	—	—	200,364
Total assets at fair value	$651,629	$—	$—	$651,629

Liabilities
Warrant liability	$—	$—	$135,440	$135,440
Total liabilities at fair value	$—	$—	$135,440	$135,440

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(16)    Commitments and Contingencies
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
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum finance lease payments and repayments of notes payable as of December 31, 2021 are as follows:

	Operating Leases	Finance Leases	Note payable
	(In thousands)
Year ending December 31:
2022	$6,271	$137	$310
2023	6,144	106	—
2024	6,719	30	—
2025	6,675	—	—
2026	6,760	—	—
Thereafter	47,816	—	—
Total payments	$80,385	$273	$310
Less:
Imputed interest/present value discount	(38,216)	(21)	—
Present value of liabilities	$42,169	$252	$310

(b)Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 31, 2021, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

Lavin v. the Company

On May 28, 2021, a class action complaint was filed against us in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Exchange Act of 1934 against us and certain of our current and former officers and directors on behalf of a putative class of investors who purchased our common stock between July 10, 2019 and October 14, 2021. The amended complaint alleges, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of its ships and success of its commercial flight program. Co-lead

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The Company intends to vigorously defend against this matter.

Spiteri, derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

On February 22, 2022, an alleged shareholder filed a derivative complaint purportedly on behalf of the Company against certain of our current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933. The complaint asserts violations of Sections 10(b), 21D and 14(a) of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from substantially similar allegations as those contained in the securities class action described above. The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The Company intends to vigorously defend against this matter.

In September 2018, a former contractor employed through a third party staffing agency, alleged on behalf of himself and other aggrieved employees that the Company and the staffing agency, purportedly violated California state wage and hour laws. In March 2020, the Company agreed to settle this matter for $1.9 million. For the year ended December 31, 2020, the Company recorded an additional legal settlement expense of $0.2 million that was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2021, the Company has an outstanding no outstanding balance payable.

For the year ended December 31, 2018, the Company received $28.0 million from a legal settlement received from one of its suppliers, which was recorded in other income in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.
(17)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $5.6 million, $4.7 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(18)    Supplemental Cash Flow Information

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Supplemental disclosure
Cash payments for:
Income tax paid	$109	$102	$226
	$109	$102	$226

Schedule for noncash operating activities
ASC 842 leases - Operating leases	$17,960	$750	$17,658
	$17,960	$750	$17,658

Schedule for noncash investing activities
Unpaid property, plant, and equipment received	$1,109	$1,399	$2,571
	$1,109	$1,399	$2,571

Schedule for noncash financing activities
Conversion of VGH, LLC membership units to VGH, Inc. common stock	$—	$—	$114,648
Unpaid transaction costs	—	—	4,875
ASC 842 leases - Finance leases	19	117	430
Issuance of common stock through "cashless" warrants exercised	170,090	360,742	—
Issuance of common stock through RSUs vested	57,658	43,738	—
Note payable	(310)	620	—
	$227,457	$405,217	$119,953

(19)    Subsequent Events

2027 Convertible Senior Notes

On January 19, 2022, the Company completed an offering of $425 million aggregate principal amount of convertible senior notes due 2027 (the "2027 Notes"). The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022. The total net proceeds from the 2027 Notes, after deducting initial purchasers’ discounts and debt issuance costs, were $362 million.

The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted. Prior to November 1, 2026, noteholders will have the right to convert their notes only upon the occurrence of certain events. On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date

The terms of the 2027 Notes are governed by an Indenture by and between the Company and UBS, as Trustee (the 2027 Indenture). Upon conversion, the 2027 Notes may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, par value $0.0001 per share (the “common stock”), at its election, based on the conversion rate

The 2027 Notes are convertible at an initial conversion rate of 78.1968 shares of common stock per $1,000 principal amount of the 2027 Notes, which is equal to an initial conversion price of approximately $12.79 per share of common stock, subject to adjustment upon the occurrence of certain events.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company's option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a “fundamental change” (as will be defined in the indenture for the notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their notes for cash. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

2027 Capped Calls

In connection with the pricing of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock (the "2027 Capped Calls"). The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes, approximately 33 million shares of its common stock for approximately $12.79 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2027 Notes, exercisable upon conversion of the 2027 Notes. The 2027 Capped Calls have initial cap prices of $20.06 per share (subject to adjustment) and will expire in 2027, if not exercised earlier. The 2027 Capped Calls are intended to offset potential dilution to the Company's common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2027 Notes under certain circumstances. The 2027 Capped Calls are separate transactions and are not part of the terms of the 2027 Notes.

The Company paid an aggregate amount of $52.3 million for the 2027 Capped Calls.