Form 10-Q
period 2022-03-31
Virgin Galactic Holdings, Inc
filed 2022-05-05
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 001-38202

Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3608069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Flight Way Tustin, California	92782
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2022, there were 258,589,981 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

VIRGIN GALACTIC HOLDINGS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to management. Forward-looking statements may be accompanied by words such as “achieve,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “grow,” “increase,” “intend,” “may,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar words, phrases, or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•any delay in completing the flight test program and final development of our spaceflight fleet, which is comprised of our SpaceShipTwo spaceships, VSS Unity and VSS Imagine, and our mothership carrier aircraft, VMS Eve;
•our ability to conduct test flights;
•our ability to operate our spaceflight system after commercial launch;
•the safety of our spaceflight systems;
•the development of the markets for commercial human spaceflight and commercial research and development payloads;
•our ability to effectively market and sell human spaceflights;
•our ability to convert our backlog or inbound inquiries into revenue;
•our anticipated full passenger capacity;
•our ability to achieve or maintain profitability;
•delay in development or the manufacture of spaceflight systems;
•our ability to supply our technology to additional market opportunities;
•our expected capital requirements and the availability of additional financing;
•our ability to attract or retain highly qualified personnel;
•the impact of the COVID-19 pandemic on us, our operations, our future financial or operational results, and our access to additional financing;
•extensive and evolving government regulation that impact the way we operate;
•risks associated with international expansion;
•our ability to maintain effective internal control over financial reporting and disclosure and procedures; and
•our ability to continue to use, maintain, enforce, protect and defend our owned and licensed intellectual property, including the Virgin brand.

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Annual Report on Form 10-K") and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$601,464	$524,481
Restricted cash	35,361	25,549
Marketable securities, short-term	265,859	79,418
Inventories	29,467	29,668
Prepaid expenses and other current assets	17,433	19,476
Total current assets	949,584	678,592
Marketable securities, long-term	314,140	301,463
Property, plant, and equipment, net	47,476	47,498
Other non-current assets	40,944	41,281
Total assets	$1,352,144	$1,068,834
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,711	$9,237
Accrued liabilities	30,552	28,787
Customer deposits	100,091	90,863
Other current liabilities	2,529	2,636
Total current liabilities	142,883	131,523
Non-current liabilities:
Convertible senior notes, net	414,155	—
Other long-term liabilities	43,009	43,047
Total liabilities	600,047	174,570
Commitments and contingencies (Note 17)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 258,473,888 and 258,166,417 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	26	26
Additional paid-in capital	1,976,445	2,019,750
Accumulated deficit	(1,216,700)	(1,123,643)
Accumulated other comprehensive income	(7,674)	(1,869)
Total stockholders' equity	752,097	894,264
Total liabilities and stockholders' equity	$1,352,144	$1,068,834

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$319	$—

Operating expenses:
Customer experience	25	—
Selling, general, and administrative	37,007	43,319
Research and development	51,827	35,089
Depreciation and amortization	2,852	2,869
Total operating expenses	91,711	81,277

Operating loss	(91,392)	(81,277)

Interest income	818	325
Interest expense	(2,474)	(7)
Change in fair value of warrants	—	(48,719)
Other income, net	16	27
Loss before income taxes	(93,032)	(129,651)
Income tax expense	(25)	(43)
Net loss	(93,057)	(129,694)
Other comprehensive income (loss):
Foreign currency translation adjustment	(25)	27
Unrealized loss on marketable securities	(5,780)	—
Total comprehensive loss	$(98,862)	$(129,667)

Net loss per share:
Basic and diluted	$(0.36)	$(0.55)

Weighted-average shares outstanding:
Basic and diluted	258,287,847	234,191,636

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)
(For the periods ended March 31, 2022 and 2021)

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2020	—	$—	236,123,659	$23	$1,297,794	$(770,744)	$5	$527,078
Net loss	—	—	—	—	—	(129,694)	—	(129,694)
Other comprehensive income	—	—	—	—	—	—	26	26
Stock-based compensation	—	—	—	—	22,111	—	—	22,111
Issuance of common stock pursuant to stock-based compensation, net of witholding taxes	—	—	1,150,771	—	323	—	—	323
Balance as of March 31, 2021	—	—	237,274,430	$23	$1,320,228	$(900,438)	$31	$419,844

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2021	—	$—	258,166,417	$26	$2,019,750	$(1,123,643)	$(1,869)	$894,264
Net loss	—	—	—	—	—	(93,057)	—	(93,057)
Other comprehensive loss	—	—	—	—	—	—	(5,805)	(5,805)
Stock-based compensation	—	—	—	—	10,895	—	—	10,895
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	307,471	—	(1,882)	—	—	(1,882)
Purchase of capped calls	—	—	—	—	(52,318)	—	—	(52,318)
Balance as of March 31, 2022	—	—	258,473,888	$26	$1,976,445	$(1,216,700)	$(7,674)	$752,097

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(93,057)	$(129,694)
Stock-based compensation	10,895	22,111
Depreciation and amortization	2,852	2,869
Amortization of debt issuance costs	403	—
Change in fair value of warrant liability	—	48,719
Other operating activities, net	86	10
Change in assets and liabilities
Inventories	201	296
Other current and non-current assets	2,282	3,692
Accounts payable and accrued liabilities	1,126	3,322
Customer deposits	9,228	(196)
Other current and non-current liabilities	(67)	102
Net cash used in operating activities	(66,051)	(48,769)
Cash flows from investing activity
Capital expenditures	(1,773)	(819)
Investment in marketable securities	(204,898)	—
Cash used in investing activity	(206,671)	(819)
Cash flows from financing activities
Payments of finance lease obligations	(34)	(34)
Proceeds from convertible senior notes	425,000	—
Debt issuance costs	(11,248)	—
Purchase of capped calls	(52,318)	—
Proceeds from issuance of common stock pursuant to stock options exercised	49	10,837
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,932)	(10,514)
Net cash provided by financing activities	359,517	289
Net increase (decrease) in cash and cash equivalents	86,795	(49,299)
Cash, cash equivalents and restricted cash at beginning of period	550,030	678,955
Cash, cash equivalents and restricted cash at end of period	$636,825	$629,656

Cash and cash equivalents	$601,464	$616,625
Restricted cash	35,361	13,031
Cash, cash equivalents and restricted cash	$636,825	$629,656

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Organization and its wholly owned subsidiaries ("VGH, Inc.")
Virgin Galactic Holdings, Inc. and its wholly owned subsidiaries ("VGH, Inc."), in this report as "we," "us," "our," the "Company" and similar terms, are focused on the development, manufacture and operations of spaceships and related technologies for the purpose of conducting commercial human spaceflight and flying commercial research and development payloads into space. The development and manufacturing activities are located in Tustin, California and Mojave, California, with plans to operate the commercial spaceflights out of Spaceport America located in New Mexico.
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

Certain reclassifications of the components of operating loss have been made in the condensed consolidated statements of operations and comprehensive loss to conform to the current period presentation. Specifically, cost of revenue has been reclassified to customer experience, and gross margin is no longer presented. Customer experience expenses related to spaceflight operations include the consumption of a rocket motor and fuel and other consumables, as well as payroll and benefits for our pilots and ground crew. Customer experience expenses related to the payload cargo services, as well as engineering services, consist of materials and human capital, such as payroll and benefits, to perform these services. Additionally, customer experience expenses include costs associated with maintaining and growing our Future Astronaut community, as well as hospitality, medical, safety, security, training, and facility costs that are for the benefit of our astronauts. Additionally, depreciation and amortization expense are presented separately instead of included in selling, general, and administrative or research and development expenses. These reclassifications had no impact on total loss as previously reported.
(b)     Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP required us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for revenue, contract assets, contract liabilities, useful lives of property, plant and equipment, fair value of investments, accrued liabilities, income taxes including deferred tax assets and liabilities and impairment valuation, warrants, stock-based awards and contingencies.
(c)     Convertible Senior Notes

On January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which removes from GAAP the liability and equity separation model for convertible instruments with either cash or beneficial conversion features. As a result, convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives required bifurcation was identified. The notes were not issued at a substantial premium, and the Company analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the notes are accounted for entirely as a liability net of unamortized issuance costs. The carrying amount of the liability

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met as described further in Note 11, the Company may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, however there was no impact during the current quarter as the convertible instruments were anti-dilutive.
(d)     Capped Call Transactions

In connection with the pricing of our Convertible Senior Notes, the Company entered into capped call transactions with respect to its common stock (the "2027 Capped Calls"). The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes. The Company's capped call transactions are accounted for as separate transactions from the convertible senior notes and are classified as equity instruments as a reduction to additional paid-in capital in the condensed consolidated balance sheets. The instruments are initially recorded at fair value and not subsequently remeasured so long as they continue to qualify for equity classification. The capped call transactions have the effect of reducing the number of shares outstanding if exercised. Therefore, the capped call transactions are anti-dilutive and not included in the calculation of diluted shares outstanding for the purposes of diluted net loss per share. See Note 11 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2027 Capped Calls.
(e)     Other Summary of Significant Accounting Policies
There have been no other significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Annual Report on Form 10-K.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the results for a full year.
(3)    Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”). See Note 2 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on recently adopted accounting pronouncements.
(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $0.04 million per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $0.04 million and $0.04 million for the three months ended March 31, 2022 and 2021, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") based on an allocation methodology that considers our headcount, unless directly attributable to the business. The Company is allocated operating expenses from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority-owned company of GV for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment, pilot services, and other general administrative expenses. We were allocated no operating expenses, net, from VOH for the three months ended March 31, 2022. We were allocated $40,000 of operating expenses, net, from VOH for the three months ended March 31, 2021. The Company has a receivable from VOH of $52,000 and $43,000 as of March 31, 2022 and December 31, 2021, respectively.

(5)    Cash, Restricted Cash, Cash Equivalents and Marketable Securities

The amortized cost, unrealized gain (loss) and estimated fair value of the Company's cash equivalents and marketable securities as of March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
Cash, restricted cash and cash equivalents
Cash and restricted cash	$67,161	$—	$67,161
Money market	478,049	—	478,049
Certificate of deposits	91,615	—	91,615
Marketable securities
US treasuries	29,990	3	29,993
Corporate debt securities	557,792	(7,786)	550,006
Total cash, cash equivalents and marketable securities	$1,224,607	$(7,783)	$1,216,824

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
	(In thousands)
Cash, restricted cash and cash equivalents
Cash and restricted cash	$55,592	$—	$55,592
Money market	402,889	—	402,889
Certificate of deposits	91,549	—	91,549
Marketable securities
Corporate debt securities	382,884	(2,003)	380,881
Total cash, cash equivalents and marketable securities	$932,914	$(2,003)	$930,911

The Company included $3.1 million and $2.3 million of interest receivable in prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recognized $2.2 million in amortization expense for marketable securities within interest income, net for the three months ended March 31, 2022. The Company did not recognize any amortization expense for the three months ended March 31, 2021.
The following table presents the contractual maturities of the Company's marketable securities as of March 31, 2022:

	As of March 31, 2022
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$267,551	$265,857
Matures between one to two years	320,231	314,142
Total	$587,782	$579,999
(6)    Inventory
As of March 31, 2022 and December 31, 2021, inventory is comprised of the following:

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Raw Materials	$20,648	$21,127
Spare parts	8,819	8,541
Total inventory	$29,467	$29,668

For the three months ended March 31, 2022 and March 31, 2021, we wrote off $0.3 million and $0.1 million of inventory due to excess and obsolescence, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)    Property, Plant, and Equipment, net
As of March 31, 2022 and December 31, 2021, property, plant, and equipment, net consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Land	$401	$—
Buildings	9,117	9,117
Leasehold improvements	29,228	29,155
Aircraft	195	195
Machinery and equipment	38,189	37,002
IT software and equipment	25,370	23,523
Construction in progress	2,189	2,901
	104,689	101,893
Less accumulated depreciation and amortization	(57,213)	(54,395)
Property, plant, and equipment, net	$47,476	$47,498
The following table sets forth the summary of depreciation and amortization expense for property, plant and equipment, net:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(In thousands)
Customer experience	$—	$—
Selling, general, and administrative	1,599	1,595
Research and development	1,253	1,274
	$2,852	$2,869
(8)     Leases
The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" to its Annual Report on Form 10-K.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense related to leases for the periods presented below are as follows:

	Three Months Ended March 31,
	2022	2021
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$1,975	$1,260
Short-term lease expense	—	12

Finance Lease Cost:
Amortization of right-of-use assets	29	34
Interest on lease liabilities	5	7
Total finance lease cost	34	41

Variable lease cost	1,249	1,338
Total lease cost	$3,258	$2,651

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$1,758	$1,310
Operating cash flows for finance leases	$5	$7
Financing cash flows for finance leases	$34	$34

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$502	$180

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	11.46	12.53
Finance leases (in years)	1.90	2.66

Weighted average discount rates:
Operating leases	11.67%	11.68%
Finance leases	8.13%	8.40%
The supplemental balance sheet information related to leases for the period is as follows:

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$35,178	$35,486

Short-term operating lease liabilities	$2,104	$2,204
Long-term operating lease liabilities	39,974	39,965
Total operating lease liabilities	$42,078	$42,169

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of March 31, 2022 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2022 (for the remaining period)	$4,810	$98
2023	6,435	106
2024	6,766	31
2025	6,675	—
2026	6,760	—
Thereafter	47,710	—
Total lease payments	$79,156	$235
Less:
Imputed interest/present value discount	$(37,078)	$(17)
Present value of lease liabilities	$42,078	$218
(9)    Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Accrued payroll	$6,084	$4,214
Accrued vacation	5,556	5,372
Accrued bonus	5,226	12,218
Accrued interest expense	2,067	—
Other accrued expenses	11,619	6,983
Total accrued expenses	$30,552	$28,787

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)    Commercial Loan

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Commercial loan	$310	$310

Less: Current portion	(310)	(310)
Non-current portion	$—	$—
Commercial Loan

On June 18, 2020, we financed the purchase of software licenses through a loan totaling approximately $0.9 million. The loan amortized in three equal annual installments of approximately $0.3 million with the final payment due on October 1, 2022 with 0% interest rate. The loan is secured by a standby letter of credit issued from our financial institution and restricted cash has been recorded for the corresponding outstanding balance. The outstanding balance is recorded in other current-liabilities on the condensed consolidated balance sheets.

The imputed interest of this loan was immaterial.
(11)    Convertible Senior Notes

2027 Convertible Senior Notes

On January 19, 2022, the Company completed an offering of $425 million aggregate principal amount of convertible senior notes (the "2027 Notes"). The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted.

The terms of the 2027 Notes are governed by an Indenture by and between the Company and UBS, as Trustee (the "2027 Indenture"). Upon conversion, the 2027 Notes may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, par value $0.0001 per share (the “common stock”), at our election, based on the conversion rate.

The 2027 Notes are convertible at an initial conversion rate of 78.1968 shares of common stock per $1,000 principal amount of the 2027 Notes, which is equal to an initial conversion price of approximately $12.79 per share of common stock, subject to adjustment upon the occurrence of certain events. Noteholders will have the right to convert their notes during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2022, under the following circumstances:

•during any calendar quarter after June 30, 2022 (and only during such calendar quarter) if the closing price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the Notes per share of common stock;

•during the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate;

•the Company calls any or all of the 2027 Notes for redemption, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2027 Notes are not otherwise convertible at such time; or

•specified distributions to holders of our common stock are made or specified corporate events occur, as described in the 2027 Indenture.

On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. During the three months ended March 31, 2022, the conditions allowing holders of the 2027 Notes to convert during the three months ending March 31, 2022 were not met, and as a result, the 2027 Notes were classified as noncurrent liabilities as of March 31, 2022.

The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company's option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During the three months ended March 31, 2022, the Company did not redeem any of the 2027 Notes.

Holders of the 2027 Notes who convert their 2027 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2027 Indenture) or in connection with the Company's issuance of a redemption notice are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the 2027 Indenture), holders of the 2027 Notes may require the Company to repurchase all or a portion of their 2027 Notes at a price equal to 100% of the principal amount of the 2027 Notes being repurchased, plus any accrued and unpaid interest.

The 2027 Notes, net consisted of the following (in thousands):

As of
March 31, 2022
(Unaudited)
Principal	$425,000
Less: unamortized debt issuance costs	(10,845)
Net carrying amount	$414,155

As of March 31, 2022, we recorded $2.1 million of accrued interest expense on our 2027 Notes within accrued expenses. For the three months ended March 31, 2022, we recognized 2.5 million of total interest expense on our 2027 Notes, including $0.4 million of amortized debt issuance costs.

Capped Call Transactions

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the pricing of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock. The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes, approximately 33 million shares of its common stock for approximately $12.79 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2027 Notes, exercisable upon conversion of the 2027 Notes. The 2027 Capped Calls have initial cap prices of $20.06 per share (subject to adjustment), which represents a premium of 100% over the closing price of the Company's common stock on January 13, 2022, and will expire in 2027, if not exercised earlier. The 2027 Capped Calls are intended to offset potential dilution to the Company's common stock and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2027 Notes under certain circumstances. The 2027 Capped Calls are separate transactions and are not part of the terms of the 2027 Notes.

The Company paid an aggregate amount of $52.3 million for the 2027 Capped Calls. As these transactions meet certain accounting criteria, the amount paid for the 2027 Capped Calls was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets. The fair value of the 2027 Capped Calls is not remeasured each reporting period so long as they continue to qualify for equity classification, which they did for the current period.
(12)    Income Taxes
Income tax expense was $0.03 million and $0.04 million for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate was nil for three months ended March 31, 2022 and 2021. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(13)    Stockholders' Equity

There have been no significant changes from the Stockholders' Equity disclosed in Note 12 of the “Stockholders Equity” included in our Annual Report on Form 10-K.

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

Warrants and Warrant Redemption
Public and private placement warrants were initially issued as part of Social Capital Hedosophia Holdings Corp.'s ("SCH") initial public offering in 2017 and assumed upon the consumption of the Business Combination. As of March 31, 2022, and December 31, 2021, there were no public or private placement warrants outstanding.

The Company remeasured the fair value of the Warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded expense of approximately $(48.7) million for the three months ended March 31, 2021.

At The Market Offering

On July 12, 2021, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $500.0 million of shares of the Company’s common stock, par

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(14)     Net Loss Per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2022	2021

	(In thousands, except for share and per share data)
Basic and diluted:
Net loss	$(93,057)	$(129,694)
Weighted average shares of common stock outstanding	258,287,847	234,191,636
Basic and diluted net loss per share	$(0.36)	$(0.55)
Basic and diluted loss per share is computed using the weighted-average number of common shares of common stock outstanding during the period. Basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive were as follows (in thousands):

	As of March 31,
	2022	2021

Issued and outstanding stock options	4,242	5,430
Issued and outstanding performance stock options	406	—
Unvested restricted stock units issued and outstanding	3,906	4,158
Unvested performance stock units issued and outstanding	367	—
Shares related to the 2027 Notes (1)	33,234	—
Warrants to purchase shares of common stock	—	8,000
	42,155	17,588

(1) The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2027 Notes on diluted net loss per share, if applicable.
(15)    Stock-Based Compensation
The Company's 2019 Incentive Award Plan ("2019 Plan") is more fully described in Note 14 of the "Notes to Consolidated Financial Statements" on Form 10-K. Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and restricted stock units ("RSUs") to employees, directors and other service providers. Performance stock units ("PSUs") are RSUs that vest based on achievement of specified

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

performance criteria. Performance stock options ("PSOs") are stock options that vest based on achievement of specified performance criteria.

Stock Options

Twenty five percent of such stock options cliff vest at the grant date first anniversary and will vest ratably over the next three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

In 2022, we issued stock options as incentive compensation for certain key employees. The fair values of these stock options were estimated using a Black-Scholes model with the following assumptions:

2022
Expected life (in years)(1)	6.11
Expected volatility(2)	69.0%
Risk free interest rate(3)	2.19%
Dividend yield(4)	—%

(1) The expected life is the period of time that participants are expected to hold their options before exercised using the "simplified method" as described in Staff Accounting Bulletin No. 107.
(2) The expected volatility is a measure of the amount by which a stock price is expected to fluctuate based primarily on our and our peers' historical data.
(3) The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(4) The Company does not currently pay dividends nor has announced plans to begin paying dividends.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of options activity under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value ($)
Options outstanding at December 31, 2021	4,253,767	$14.09	7.60	$6,187
Granted	303,030	7.99			4.95
Exercised	(4,182)	11.79
Forfeited options	(310,586)	19.98
Options outstanding at March 31, 2022	4,242,029	$13.23	7.79	$1,238

Options exercisable at March 31, 2022	1,957,167	$12.94	7.49	$348
__________________
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the     exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the period end date.

Performance Stock Options

Compensation expense on the PSOs will be recognized over the period between the grant date and the estimated vest date. The number of PSOs that will vest depends on the attainment of certain stock price goals. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

In 2022, we issued PSOs as incentive compensation for certain key employees. The fair values of these stock options were estimated using a Monte-Carlo simulation with the following assumptions:

Expected exercise behavior(1)	75.0%
Expected Volatility(2)	58.0%
Risk free interest rate(3)	2.19%
Dividend yield(4)	—%

(1) PSOs are expected to be exercised after 75% of the period between the vest date and the end of the contractual term has lapsed.
(2) The expected volatility is a measure of the amount by which a stock price is expected to fluctuate based primarily on our and our peers' historical data.
(3) The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(4) The Company does not currently pay dividends nor has announced plans to begin paying dividends.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of PSO activity under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value ($)
PSOs outstanding at December 31, 2021	—	$—	0.0	$—
Granted	405,680	8.99			4.93
Exercised	—	—
Forfeited options	—	—
PSOs outstanding at March 31, 2022	405,680	$8.99	9.96	$361

PSOs exercisable at March 31, 2022	—	$—	0.0	$—
__________________
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the     exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the period end date.
Restricted Stock Units
The RSUs primarily vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years.

The following table sets forth the summary of RSUs activity under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2021	2,396,732	$27.89
Granted	2,121,020	8.79
Vested	(497,699)	21.96
Forfeited	(114,494)	20.77
Outstanding at March 31, 2022	3,905,559	$16.26

Performance Stock Units
Between 25% and 200% of the PSUs are eligible to vest based on the achievement of certain performance-based goals or market-based goals by specified target dates, subject to continued service through the applicable vesting date. PSUs with performance-based goals are amortized over the requisite service period in which it is probable that the performance goal is achieved. PSUs with market-based goals will vest based on the Company's common stock performance following the end of the three year performance measurement period based on the highest closing price over twenty consecutive trading days during the performance measurement period. PSUs with market-based goals cannot vest before the end of the performance measurement period, thus the requisite service period is three years.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In 2022, we issued PSUs as incentive compensation for certain key employees. The fair values of these stock units were estimated using a Monte-Carlo simulation with the following assumptions:

Expected volatility(1)	95.0%
Risk free interest rate(2)	2.13%
Dividend yield(3)	—%

(1) The expected volatility is a measure of the amount by which a stock price is expected to fluctuate based primarily on our and our peers' historical data.
(2) The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(3) The Company does not currently pay dividends nor has announced plans to begin paying dividends.

The following table summarizes the details of the PSUs:

	Shares	Weighted Average Fair Value
PSUs outstanding at December 31, 2021	89,839	$26.47
Granted	277,552	14.62
Forfeited	—	—
PSUs outstanding at March 31, 2022	367,391	$18.19

Stock-based compensation expense was recorded in the following expense categories in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock option expense
Customer experience	$—	$—
Selling, general and administrative	1,722	8,986
Research and development	689	843
Total stock option expense	2,411	9,829

RSU expense
Customer experience	—	—
Selling, general and administrative	5,555	9,052
Research and development	2,929	3,230
Total RSU expense	8,484	12,282
Total stock-based compensation expense	$10,895	$22,111

As of March 31, 2022, the unrecognized stock-based compensation related to these options was $23.6 million, of which $1.9 million is related to PSOs, and is expected to be recognized over a weighted-average period of 2.1 years.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2022, the unrecognized stock-based compensation related to RSUs was $100.4 million, of which $8.0 million is related to PSUs, and is expected to be recognized over a weighted-average period of 2.9 years.
(16)     Fair Value Measurements
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

The carrying amounts included in the condensed consolidated balance sheets under current assets and current liabilities approximate fair value because of the short maturity of these instruments. The following tables summarize the fair value of assets that are recorded in the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 at fair value on a recurring basis:

Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market	$478,049	$—	$—	$478,049
Certificate of deposit	91,615	—	—	91,615
US treasuries		29,993		29,993
Corporate debt securities	—	550,006	—	550,006
Total assets at fair value	$569,664	$579,999	$—	$1,149,663

Liabilities
2027 Notes	$—	$411,549	$—	$411,549
Total liabilities at fair value	$—	$411,549	$—	$411,549
The estimated fair value of the 2027 Notes were determined based on the quoted bid prices of the 2027 Notes in an over-the-counter market on the last trading day of the reporting period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market	$402,889	$—	$—	$402,889
Certificate of deposit	91,549	—	—	91,549
Corporate debt securities	—	380,881	—	380,881
Total asset at fair value	$494,438	$380,881	$—	$875,319
(17)    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 31, 2022, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

Lavin v. the Company

On May 28, 2021, a class action complaint was filed against us in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Exchange Act of 1934 against us and certain of our current and former officers and directors on behalf of a putative class of investors who purchased our common stock between July 10, 2019 and October 14, 2021. The amended complaint alleges, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of its ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The Company intends to vigorously defend against this matter.

Spiteri and Grenier, derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

On February 21, 2022 and March 1, 2022, two alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of our current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933, and Grenier v. Branson et al., Case No. 1:22-cv-01100, respectively. The complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The cases are at a preliminary stage.

Shareholder Litigation Demand

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 4, 2022, the Company received a litigation demand from an alleged shareholder requesting that the Company take legal action against certain of our current and former officers and directors for breach of fiduciary duty and insider trading arising from substantially similar allegations as those contained in the securities class action described above. The Company is evaluating the litigation demand.
(18)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $1.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
(19)    Supplemental Cash Flow Information

	Three Months Ended March 30,
	2022	2021

	(in thousands)
Supplemental disclosure
Cash (payments) and refunds for:
Income tax refund	$10	$—
Income tax paid	(17)	(52)
	$(7)	$(52)

Schedule for noncash investing activities
Unpaid property, plant, and equipment received	$1,115	$186
	$1,115	$186

Schedule for noncash financing activities
Issuance of common stock through RSUs vested	$4,949	$22,825
	$4,949	$22,825

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to the business of the Virgin Galactic Companies and their subsidiaries prior to the consummation of the Virgin Galactic Business Combination and Virgin Galactic Holdings, Inc. and its subsidiaries after consummation of the Virgin Galactic Business Combination. Prior to the Virgin Galactic Business Combination and prior to the series of Vieco 10 reorganization steps, Galactic Ventures, LLC ("GV"), a wholly-owned subsidiary of Vieco 10, was the direct parent of the Virgin Galactic Companies.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual
Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our our Annual Report on Form 10-K and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview
We are at the vanguard of a new industry, pioneering a consumer space experience using reusable spaceflight systems. We believe the commercial exploration of space represents one of the most exciting and important technological initiatives of our time. Approximately 620 humans have ever traveled above the Earth’s atmosphere into space. This industry is growing dramatically due to new products, new sources of private and government funding, and new technologies. Demand is emerging from new sectors and demographics, which we believe is broadening the total addressable market. As government space agencies have retired or reduced their capacity to send humans into space, private companies are beginning to make exciting inroads into the fields of human space exploration. We have embarked on this journey with a mission to put humans and research experiments into space and return them safely to Earth on a routine and consistent basis. We believe that opening access to space will connect the world to the wonder and awe created by space travel, offering customers a transformative experience, and providing the foundation for a myriad of exciting new industries.
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space as tourists, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training.

We intend to offer our customers a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. Our elegant and distinctive spaceflight system – which takes off and lands on a runway – has been designed for optimal safety and comfort. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose-built commercial spaceport and will be the site of our initial commercial spaceflight operations. We believe the site provides us with a competitive advantage as it has a desert climate with relatively predictable weather conditions preferable to support our spaceflights and it also has airspace that is restricted for surrounding general air traffic which facilitates frequent and consistent flight scheduling.

Our near-term focus is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May 2021 flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This is the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the FAA resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants.

This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our flight in July 2021 was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. As of April 30, 2022, we received reservations for approximately 800 spaceflight tickets and collected approximately $101.8 million in deposits from future astronauts. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day. Each ticket purchased after our ticket sale reopening in 2021 also includes a membership in Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson.

Following the Company's formation in 2004, we have developed an extensive set of integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our fully reusable spaceflight system consists of two primary components: our carrier aircraft, the mothership, and our spaceship.

Our mothership is a twin-fuselage, custom-built aircraft designed to carry the spaceship up to an altitude of approximately 45,000 feet where it is released for its flight into space. Using the mothership’s air launch capability, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to the Earth’s surface. It is also a fully reusable part of our spaceflight system. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments, and researchers that travel with their experiments for human tended research flights into space and return them safely to Earth. It is powered by a hybrid rocket propulsion system, which propels the spaceship on a trajectory into space. The hybrid rocket motor utilizes liquid oxidizer and solid fuel and is designed to be a simple, safe, reliable propulsion system for the spaceship. The spaceship’s cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below.

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

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”

Impact of COVID-19

The COVID-19 pandemic and the protocols and procedures we implemented in response to the pandemic caused delays to our business and operations, which led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. While we are no longer experiencing delays from these measures, the longevity and extent of the COVID-19 pandemic remain uncertain, including due to the emergence and impact of the COVID-19 variants. Measures we may need to take in the future and challenges that result from the pandemic could affect our operations necessary to complete the development of our spaceflight systems, our scheduled flight test programs and commencement of our commercial flights. See the section entitled Part II, Item 1A. "Risk Factors" for further discussion of the impacts of the COVID-19 pandemic on our business. We believe our cash and cash equivalents on hand at March 31, 2022, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements included in this Quarterly Report on Form 10-Q.

Commercial Launch of Our Human Spaceflight Program

We are in the final phases of developing our commercial spaceflight program. Prior to launch of commercial service, we must complete a period of planned maintenance and enhancements to the vehicles, as well as subsequent vehicle flight testing. Commercial service is currently expected to commence in the first quarter of 2023. We continuously monitor our supply chain for potential risk associated with the delivery of materials from our suppliers, which in turn could impact the schedule for completion of the enhancement period and the start of commercial service. We have identified some areas of risk for timely delivery and continue to work on mitigating these identified risks. Any delays in successful completion of our test flight program, whether due to the supply chain, the impact of COVID-19 or otherwise, will impact our ability to generate revenue from human spaceflight.

Customer Demand

While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of April 30, 2022, we had reservations for space flights for approximately 800 future astronauts. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. As of April 30, 2022, we received more than 150 additional reservations since reopening ticket sales in 2021 and 2022. The customer deposits received represents approximately $200.0 million in expected future revenue upon completion of space flights.

We recently became the first spaceline to receive FAA approval to carry commercial customers to space. This was through an update to our existing commercial spaceflight license which we have held since 2016.

Available Capacity and Annual Flight Rate
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
Components of Results of Operations
Revenue
To date, we have primarily generated revenue by transporting scientific commercial research and development payloads using our spaceflight systems and by providing engineering services. We also have generated revenues from sponsorship arrangements.
Following the commercial launch of our human spaceflight services, we expect the significant majority of our revenue to be derived from ticket sales to fly to space and related services. We also expect that we will continue to receive a small portion of our revenue by providing services relating to the research, design, development, manufacture and integration of advanced technology systems.
Customer Experience
Customer experience expenses related to spaceflight operations include the consumption of a rocket motor and fuel and other consumables, as well as payroll and benefits for our pilots and ground crew. Customer experience expenses related to the payload cargo services, as well as engineering services, consist of materials and human capital, such as payroll and benefits, to perform these services. Additionally, customer experience expenses include costs associated with maintaining and growing our Future Astronaut community, as well as hospitality, medical, safety, security, training, and facility costs that are for the benefit of our astronauts.
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
•equipment, material, and labor hours (including from third party contractors) for developing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles; and
•rent, maintenance, and other overhead expenses allocated to the research and development departments.

As of March 31, 2022, our current primary research and development objectives focus on the development of our mothership and spaceship vehicles for commercial spaceflights and developing our rocket motor, a hybrid rocket propulsion system that will be used to propel our spaceship vehicles into space. The successful development of mothership, spaceship and rocket motor involves many uncertainties, including:
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

A change in the outcome of any of these variables could delay the development of our motherships, spaceships, or rocket motors, which in turn could impact when we are able to commence our human spaceflights.

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

Depreciation and Amortization
Depreciation of property, plant, and equipment, net is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the estimated life or the lease term. Once we have completed our test flight program and commenced commercial operations, we will capitalize the cost to construct any unfinished and additional spaceships and motherships. As these additional spaceships and motherships are placed into service, the related depreciation will be included in the Depreciation and Amortization line item on the condensed consolidated statements of operations and comprehensive loss. We have not capitalized any spaceship development costs to date.
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
Interest Income
Interest income primarily includes interest earned on our cash and cash equivalents and marketable securities.
Interest Expense
Interest expense consists of amortization of debt issuance costs and contractual interest expense for our 2027 Notes, as well as interest expense related to our finance lease obligations.

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue	$319	$—

Operating expenses:
Customer experience	25	—
Selling, general and administrative	37,007	43,319
Research and development	51,827	35,089
Depreciation and amortization	2,852	2,869
Total operating expenses	91,711	81,277

Operating loss	(91,392)	(81,277)

Interest income	818	325
Interest expense	(2,474)	(7)
Change in fair value of warrants	—	(48,719)
Other income (expense), net	16	27
Loss before income taxes	(93,032)	(129,651)
Income tax expense	(25)	(43)
Net loss	$(93,057)	$(129,694)

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Revenue	$319	$—	$319	100%

We recorded $0.3 million of revenue for the three months ended March 31, 2022. This revenue was attributable to membership fees related to our Future Astronaut community as well as the performance of engineering services. We did not record any revenue for the three months ended March 31, 2021.

Customer Experience

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Customer experience	$25	$—	$25	100%
Customer experience expenses for the three months ended March 31, 2022 consisted of costs related to the performance of engineering services. We did not record any customer experience expenses in the three months ended March 31, 2021.

Selling, General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Selling, general and administrative	$37,007	$43,319	$(6,312)	(15)%

Selling, general and administrative expenses decreased by $6.3 million, or 15%, to $37.0 million for the three months ended March 31, 2022 from $43.3 million for the three months ended March 31, 2021. This decrease was primarily due to a $10.8 million decrease in stock-based compensation. This decrease was partially offset with increases of $2.5 million of consulting, professional and legal fees and $1.6 million in salary, bonus, contract labor, and other benefits.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Research and development	$51,827	$35,089	$16,738	48%

Research and development expenses increased by $16.7 million, or 48%, to $51.8 million for the three months ended March 31, 2022 from $35.1 million for the three months ended March 31, 2021. The increase was primarily due to costs associated with developing our spaceflight system, specifically a $15.5 million increase in contract labor and a $1.2 million increase in facilities costs.

Depreciation and Amortization

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Depreciation and amortization	$2,852	$2,869	(17)	(1)%

Depreciation and amortization expenses were $2.9 million for the three months ended March 31, 2022 and 2021.
Change in the Fair Value of Warrants

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Change in fair value of warrants	$—	$(48,719)	$48,719	(100)%
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. No warrants were outstanding during the three month period ended March 31, 2022.

Interest Income

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Interest income	$818	$325	$493	152%
Interest income increased by $0.5 million, or 152%, to $0.8 million for the three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021. The increase was primarily due to interest earned on marketable securities.

Interest Expense

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Interest expense	(2,474)	(7)	$(2,467)	35,243%
Interest expense increased by $2.5 million, or 35,243%, to expense of $2.5 million for the three months ended March 31, 2022 from expense of less than $0.1 million for the three months ended March 31, 2021. The increase was attributable to interest expense and amortization of debt issuance costs related to our senior convertible notes.

Other Income, net

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Other income, net	$16	$27	$(11)	(41)%
Other income, net for the three months ended March 31, 2022 and 2021 was less than $0.1 million.

Income Tax Expense

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Income tax expense	$(25)	$(43)	$18	(42)%
Income tax expense was immaterial for the three months ended March 31, 2022 and 2021. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents and restricted cash of $636.8 million and $580.0 million in marketable securities. Our principal sources of liquidity have come from our sales of our common stock.

In January 2022, we completed an offering of convertible senior notes ("2027 Notes") due on February 1, 2027, unless earlier repurchased, redeemed or converted, and received aggregate proceeds of $425 million, before deducting costs of issuance of $11.2 million. The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted. In connection with the 2027 Notes, we entered into capped call transactions with respect to our common stock (the "2027 Capped Calls"). We paid an aggregate amount of $52.3 million for the 2027 Capped Calls. See Note 11 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2027 Capped Calls.

Historical Cash Flows

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in)
Operating activities	(66,051)	(48,769)
Investing activities	(206,671)	(819)
Financing activities	359,517	289
Net change in cash and cash equivalents and restricted cash	86,795	(49,299)
Operating Activities
Net cash used in operating activities was $66.1 million for the three months ended March 31, 2022, primarily consisting of $93.1 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $2.9 million, stock based compensation expense of $10.9 million, amortization of debt issuance costs of $0.4 million, as well as $12.8 million of cash consumed by working capital.

Net cash used in operating activities was $48.8 million for the three months ended March 31, 2021, primarily consisting of $129.7 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $2.9 million, stock based compensation expense of $22.1 million, and change in fair value of warrants of $48.7 million, as well as a $7.2 million increase in cash consumed by working capital.

Investing Activities
Net cash used in investing activities was $206.7 million for the three months ended March 31, 2022, primarily consisting of $204.9 million purchases of marketable securities, as well as $1.8 million in capital expenditures.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2021, primarily consisting of the completion of construction activities at the Gateway to Space facility and less purchases of IT infrastructure and tooling and manufacturing equipment.

Financing Activities
Net cash provided by financing activities was $359.5 million for the three months ended March 31, 2022, consisting primarily of the issuance of the 2027 Notes for net proceeds of $413.8 million, offset by the purchase of the 2027 Capped Calls of $52.3 million and tax withholding for net settled stock-based awards of $1.9 million.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2021, consisting primarily of net cash proceeds from issuance of common stock, offset by tax withholding for stock options exercised.

Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance the development of our spaceflight system and the commercialization of our human spaceflight operations. In addition, we expect customer experience expenses to increase significantly as we commence commercial operations and add additional spaceships to our operating fleet.

Specifically, our operating expenses will increase as we:
•scale up our manufacturing processes and capabilities to support expanding our fleet with additional spaceships, carrier aircraft and rocket motors upon commercialization;
•pursue further research and development on our future human spaceflights, including those related to our research and education efforts on point-to-point travel;

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

Although we believe that our current capital is adequate to sustain our operations for at least the next twelve months, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single spaceship, we currently have an additional spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we achieve technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and we will continue to expense these costs as incurred to research and development.

Short-term Liquidity and Capital Resources

For at least the next twelve months, we expect our principal demand for funds will be for our ongoing activities described above. We expect to meet our short-term liquidity requirements primarily through our cash, cash equivalents and marketable securities on hand. We believe we will have sufficient liquidity available to fund our business needs, commitments and contractual obligations in a timely manner for the next twelve months.

Long-term Liquidity and Capital Resources

Beyond the next twelve months, our principal demand for funds will be to sustain our operations, including the construction of additional motherships and spaceship vehicles, construction of our astronaut campus, expansion of the New Mexico Spaceport, and for the payment of the principal amount of our convertible senior notes as it becomes due. We expect to begin generating revenue from our human spaceflight program, which is expected to launch in the fourth quarter of 2022. To the extent this source of capital as well as the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities or refinance debt. We expect these resources will be adequate to fund our ongoing operating activities.

The commercial launch of our human spaceflight program and the anticipated expansion of our fleet have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risk and uncertainties are described in more detail in our Annual Report on Form 10-K under the heading Item 1A. “Risk Factors—Risks Related to Our Business.”
Contractual Obligations and Commitments
Except as set forth in Note 17, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
Please refer to Note 3 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and the United Kingdom and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. We are also exposed to market risk from changes in our stock prices, which impact the fair value of our 2027 Notes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $1.2 billion as of March 31, 2022, of which $1.1 billion was invested in money market funds, certificate deposits, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our marketable securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In January 2022, we issued the 2027 Notes due February 1, 2027 unless earlier repurchased, redeemed or converted with a principal amount of $425.0 million. Concurrently with the issuance of the 2027 Notes, we entered into separate capped call transactions. The 2027 Capped Calls were completed to reduce the potential dilution from the conversion of the 2027 Notes. The 2027 Notes have a fixed annual interest rate of 2.50%. Accordingly, we do not have economic interest rate exposure on the 2027 Notes. However, changes in market interest rates impact the fair value of the 2027 Notes. In addition, the fair value of the 2027 Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on the last trading day of the reporting period.
As of March 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 17 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K, which risk factor section is incorporated herein by reference.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2022.
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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Indenture, dated as of January 19, 2022 between Virgin Galactic Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38202	4.1	1/13/2022
4.3	Form of certificate representing the 2.50% Convertible Senior Notes due 2027 (including as Exhibit A to Exhibit 4.2)	8-K	001-38202	4.2	1/13/2022
10.1	Form of Confirmation of a Capped Call Transaction	8-K	001-38202	10.1	1/13/2022
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.
** Furnished herewith.
(1) Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: May 5, 2022		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)