Form 10-Q
period 2022-06-30
Virgin Galactic Holdings, Inc
filed 2022-08-04
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File No. 001-38202

Virgin Galactic Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3608069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Flight Way Tustin California	92782
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 30, 2022, there were 258,715,178 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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
•our ability to successfully develop our next generation vehicles, and the time and costs associated with doing so;
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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K") and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$329,857	$524,481
Restricted cash	40,207	25,549
Marketable securities, short-term	587,716	79,418
Inventories	33,804	29,668
Prepaid expenses and other current assets	18,576	19,476
Total current assets	1,010,160	678,592
Marketable securities, long-term	164,777	301,463
Property, plant, and equipment, net	49,183	47,498
Other non-current assets	44,356	41,281
Total assets	$1,268,476	$1,068,834
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,768	$9,237
Accrued liabilities	36,707	28,787
Customer deposits	104,596	90,863
Other current liabilities	2,803	2,636
Total current liabilities	156,874	131,523
Non-current liabilities
Convertible senior notes, net	414,563	—
Other long-term liabilities	46,464	43,047
Total liabilities	617,901	174,570
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 258,690,646 and 258,166,417 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	26	26
Additional paid-in capital	1,987,614	2,019,750
Accumulated deficit	(1,327,421)	(1,123,643)
Accumulated other comprehensive income	(9,644)	(1,869)
Total stockholders' equity	650,575	894,264
Total liabilities and stockholders' equity	$1,268,476	$1,068,834

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$357	$571	$676	$571

Operating expenses:
Customer experience	122	63	147	63
Selling, general, and administrative	44,700	36,916	81,707	80,235
Research and development	62,340	34,619	114,167	69,708
Depreciation and amortization	2,915	2,871	5,767	5,740
Total operating expenses	110,077	74,469	201,788	155,746

Operating loss	(109,720)	(73,898)	(201,112)	(155,175)

Interest income	1,985	220	2,803	545
Interest expense	(3,157)	(6)	(5,631)	(13)
Change in fair value of warrants	—	(20,363)	—	(69,082)
Other income, net	194	13	210	40
Loss before income taxes	(110,698)	(94,034)	(203,730)	(223,685)
Income tax expense	(23)	(6)	(48)	(49)
Net loss	(110,721)	(94,040)	(203,778)	(223,734)
Other comprehensive income (loss):
Foreign currency translation adjustment	(108)	(19)	(133)	8
Unrealized loss on marketable securities	(1,862)	—	(7,642)	—
Total comprehensive loss	$(112,691)	$(94,059)	$(211,553)	$(223,726)

Net loss per share:
Basic and diluted	$(0.43)	$(0.39)	$(0.79)	$(0.94)

Weighted-average shares outstanding:
Basic and diluted	258,589,270	240,733,497	258,439,051	238,774,515

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)
(For the period ended June 30, 2021)

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2020	—	$—	236,123,659	$23	$1,297,794	$(770,744)	$5	$527,078
Net loss	—	—	—	—	—	(129,694)	—	(129,694)
Other comprehensive income	—	—	—	—	—	—	26	26
Stock-based compensation	—	—		—	22,111	—	—	22,111
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	1,150,771	—	323	—	—	323
Balance as of March 31, 2021	—	—	237,274,430	23	1,320,228	(900,438)	31	419,844
Net loss	—	—	—	—	—	(94,040)	—	(94,040)
Other comprehensive loss	—	—	—	—	—	—	(20)	(20)
Stock-based compensation	—	—	—	—	14,423	—	—	14,423
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	275,283	—	840	—	—	840
Common stock issued related to warrants exercised	—	—	3,387,827	—	104,176	—	—	104,176
Balance as of June 30, 2021	—	$—	240,937,540	$23	$1,439,667	$(994,478)	$11	$445,223

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands except for per unit and share data)
(Unaudited)
(For the period ended June 30, 2022)

	Preferred Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	—	$—	258,166,417	$26	$2,019,750	$(1,123,643)	$(1,869)	$894,264
Net loss	—	—	—	—		(93,057)	—	(93,057)
Other comprehensive loss	—	—	—	—		—	(5,805)	(5,805)
Stock-based compensation	—	—	—	—	10,895	—	—	10,895
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	307,471	—	(1,882)	—	—	(1,882)
Purchase of capped calls	—	—	—	—	(52,318)	—	—	(52,318)
Balance as of March 31, 2022	—	—	258,473,888	26	1,976,445	(1,216,700)	(7,674)	752,097
Net loss	—	—		—		(110,721)		(110,721)
Other comprehensive loss	—	—		—		—	(1,970)	(1,970)
Stock-based compensation	—	—		—	12,083	—		12,083
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	—	—	216,758	—	(914)	—		(914)
Balance as of June 30, 2022	—	$—	258,690,646	$26	$1,987,614	$(1,327,421)	$(9,644)	$650,575

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(203,778)	$(223,734)
Stock-based compensation	22,978	36,535
Depreciation and amortization	5,767	5,740
Amortization of debt issuance costs	841	—
Change in fair value of warrants	—	69,082
Other operating activities, net	241	(17)
Change in assets and liabilities
Inventories	(4,136)	518
Other current and non-current assets	1,410	319
Accounts payable and accrued liabilities	10,109	(751)
Customer deposits	13,733	(1,252)
Other current and non-current liabilities	(125)	88
Net cash used in operating activities	(152,960)	(113,472)
Cash flows from investing activity
Capital expenditures	(6,293)	(1,647)
Purchases of marketable securities	(379,254)	—
Cash used in investing activity	(385,547)	(1,647)
Cash flows from financing activities
Payments of lease obligations	(66)	(69)
Proceeds from convertible senior notes	425,000	—
Debt issuance costs	(11,278)	—
Capped call premium	(52,318)	—
Proceeds from issuance of common stock pursuant to stock options exercised	49	12,965
Transaction costs	—	(274)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(2,846)	(11,803)
Net cash provided by financing activities	358,541	819
Net decrease in cash and cash equivalents	(179,966)	(114,300)
Cash, cash equivalents and restricted cash at beginning of year	550,030	678,955
Cash, cash equivalents and restricted cash ending balances	$370,064	$564,655

Cash and cash equivalents	$329,857	$551,624
Restricted cash	40,207	13,031
Cash, cash equivalents and restricted cash	$370,064	$564,655

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

Certain reclassifications of the components of operating loss for the three and six month period ended June 30, 2021 have been made to the comparable prior period in the condensed consolidated statements of operations and comprehensive loss to conform to the same current period presentations. Specifically, cost of revenue has been reclassified to customer experience, and gross margin is no longer presented. Customer experience expenses related to spaceflight operations include the consumption of a rocket motor and fuel and other consumables, as well as payroll and benefits for our pilots and ground crew. Customer experience expenses related to the payload cargo services, as well as engineering services, consist of materials and human capital, such as payroll and benefits, to perform these services. Additionally, customer experience expenses include costs associated with maintaining and growing our Future Astronaut community, as well as hospitality, medical, safety, security, training, and facility costs that are for the benefit of our astronauts. Additionally, depreciation and amortization expense are presented separately instead of included in selling, general, and administrative or research and development expenses. These reclassifications had no impact on total loss as previously reported.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(c)    Convertible Senior Notes
On January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which removes from GAAP the liability and equity separation model for convertible instruments with either cash or beneficial conversion features. As a result, convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. The convertible senior notes (the "2027 Notes") were not issued at a substantial premium, and the Company analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the notes are accounted for entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met as described further in Note 11, the Company may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, however there was no impact during the current quarter as the convertible instruments were anti-dilutive.

(d)    Capped Call Transactions
In connection with the pricing of our 2027 Notes, the Company entered into capped call transactions with respect to its common stock (the "2027 Capped Calls"). The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes. The Company's capped call transactions are accounted for as separate transactions from the 2027 Notes and are classified as equity instruments as a reduction to additional paid-in capital in the condensed consolidated balance sheets. The instruments are initially recorded at fair value and not subsequently remeasured so long as they continue to qualify for equity classification. The capped call transactions have the effect of reducing the number of shares outstanding if exercised. Therefore, the capped call transactions are anti-dilutive and not included in the calculation of diluted shares outstanding for the purposes of diluted net loss per share. See Note 11 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2027 Capped Calls.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)    Related Party Transactions

The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $40,000 per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $40,000 for each of the three months ended June 30, 2022 and 2021. We paid license and royalty fees of $80,000 for each of the six months ended June 30, 2022 and 2021.

The Company has a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") based on an allocation methodology that considers our headcount, unless directly attributable to the business. The Company is allocated operating expense from VO Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of Galactic Ventures, LLC ("GV"), a wholly-owned subsidiary of Vieco 10, was the direct parent of the Virgin Galactic Companies. for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment, pilot services, and other general administrative expenses. We were allocated $34,000 and $31,000 operating expenses, net, from VOH for the three months ended June 30, 2022 and 2021, respectively. We were allocated $34,000 and $71,000 of operating expenses, net from VOH for the six months ended June 30, 2022 and 2021, respectively. The Company has a receivable from VOH of $47,000 and $43,000 as of June 30, 2022 and December 31, 2021, respectively.

(5)    Cash, Restricted Cash, Cash Equivalents and Marketable Securities

The amortized cost, unrealized loss and estimated fair value of the Company's cash equivalents and marketable securities as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash, restricted cash and cash equivalents
Cash and restricted cash	$71,797	$—	$71,797
Money market	206,870	—	206,870
Certificate of deposits	91,397	—	91,397
Marketable securities
US treasuries	209,596	(345)	209,251
Corporate debt securities	552,541	(9,299)	543,242
Total cash, cash equivalents and marketable securities	$1,132,201	$(9,644)	$1,122,557

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash, restricted cash and cash equivalents
Cash and restricted cash	$55,592	$—	$55,592
Money market	402,889	—	402,889
Certificate of deposits	91,549	—	91,549
Marketable securities
Corporate debt securities	382,884	(2,003)	380,881
Total cash, cash equivalents and marketable securities	$932,914	$(2,003)	$930,911
The Company included $3.6 million and $2.3 million of interest receivable in prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021, respectively.
The Company recognized $1.8 million in amortization and accretion of purchase premiums and discounts on our marketable securities within interest income, net for the three months ended June 30, 2022. The Company did not recognize any amortization expense for the three months ended June 30, 2021. The Company recognized $4.0 million in amortization expense for marketable securities within interest income, net for the six months ended June 30, 2022. The Company did not recognize any amortization expense for the six months ended June 30, 2021.
We record gross realized gains and losses as a component of other income, net in the consolidated statements of operations. For the three months ended June 30, 2022 and June 2021, the Company did not recognize any material gross realized gains and losses. For the six months ended June 30, 2022, the Company recognized $0.1 million loss in other income, net. For the six months ended June 30, 2021, the Company did not recognize any material gross realized gains and losses.
The following table presents the contractual maturities of the Company's marketable securities as of June 30, 2022:

	As of June 30, 2022
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$592,992	$587,716
Matures between one to two years	169,145	164,776
Total	$762,137	$752,492
(6)    Inventory
As of June 30, 2022 and December 31, 2021, inventory is comprised of the following:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Raw materials	$24,651	$21,127
Spare parts	9,153	8,541
Total inventory	$33,804	$29,668
For the three months and six months ended June 30, 2022 and 2021, we did not have any material write-offs of inventory due to excess and obsolescence.
(7)    Property, Plant, and Equipment, net
As of June 30, 2022 and December 31, 2021, property, plant, and equipment, net consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Land	$401	$—
Buildings	9,117	9,117
Leasehold improvements	29,306	29,155
Aircraft	195	195
Machinery and equipment	39,718	37,002
IT software and equipment	26,719	23,523
Construction in progress	3,816	2,901
	109,272	101,893
Less accumulated depreciation and amortization	(60,089)	(54,395)
Property, plant, and equipment, net	$49,183	$47,498

The following table sets forth the summary of depreciation and amortization expense for property, plant and equipment, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands)
Customer experience	$—	$—	$—	$—
Selling, general, and administrative	1,667	1,284	3,266	2,558
Research and development	1,248	1,587	2,502	3,182
	$2,915	$2,871	$5,767	$5,740

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(8)     Leases
The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" to its Annual Report on Form 10-K.

The components of lease expense related to leases for the periods presented below are as follows:

	Three Months Ended June 30,
	2022	2021
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$2,092	$1,254
Short-term lease expense	—	8

Finance Lease Cost:
Amortization of right-of-use assets	29	35
Interest on lease liabilities	4	7
Total finance lease cost	33	42

Variable lease cost	2,106	1,372
Total lease cost	$4,231	$2,676

	Six Months Ended June 30,
	2022	2021
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$4,069	$2,514
Short-term lease expense	—	20

Finance Lease Cost:
Amortization of right-of-use assets	58	69
Interest on lease liabilities	9	14
Total finance lease cost	67	83

Variable lease cost	3,316	2,710
Total lease cost	$7,452	$5,327

The components of supplemental cash flow information related to leases for the period are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$5,087	$2,712
Operating cash flows for finance leases	$9	$14
Financing cash flows for finance leases	$66	$69

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,924	$501
Finance Leases	$—	$19

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	11.18	12.37
Finance leases (in years)	1.71	2.49

Weighted average discount rates:
Operating leases	11.68%	11.65%
Finance leases	8.12%	8.26%

The supplemental balance sheet information related to leases for the period is as follows:

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$38,776	$35,486

Short-term operating lease liabilities	$2,384	$2,204
Long-term operating lease liabilities	43,509	39,965
Total operating lease liabilities	$45,893	$42,169

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of June 30, 2022 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2022 (for the remaining period)	$3,580	$62
2023	7,079	106
2024	7,357	30
2025	7,282	—
2026	7,386	—
Thereafter	52,274	—
Total lease payments	$84,958	$198
Less:
Imputed interest/present value discount	$(39,065)	$(13)
Present value of lease liabilities	$45,893	$185
(9)    Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Accrued payroll	$3,447	$4,214
Accrued vacation	6,218	5,372
Accrued bonus	10,433	12,218
Accrued interest expense	4,781	—
Other accrued expenses	11,828	6,983
Total accrued expenses	$36,707	$28,787

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10)    Commercial Loan

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Commercial loan	$310	$310
Less: Current portion	(310)	(310)
Non-current portion	$—	$—

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
(11)    Convertible Senior Notes

2027 Convertible Senior Notes

On January 19, 2022, the Company completed an offering of $425 million aggregate principal amount of the 2027 Notes. The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted.

The terms of the 2027 Notes are governed by an Indenture by and between the Company and U.S. Bank National Associations, as Trustee (the "2027 Indenture"). Upon conversion by the noteholders, the 2027 Notes may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, par value $0.0001 per share (the “common stock”), at our election, based on the conversion rate.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•during any calendar quarter after June 30, 2022 (and only during such calendar quarter) if the last reported sale price of the Company's common stock for each of at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the Notes per share of common stock;

•during the five consecutive business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the then applicable conversion rate;

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

On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions in cash, in shares of its common stock or in a combination of cash and shares of its common stock. During the three and six months ended June 30, 2022, the conditions allowing holders of the 2027 Notes to convert were not met, and as a result, the 2027 Notes were classified as noncurrent liabilities as of June 30, 2022.

The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company's option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During the three and six months ended June 30, 2022, the Company did not redeem any of the 2027 Notes.

Holders of the 2027 Notes who convert their 2027 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2027 Indenture) or in connection with the Company's issuance of a redemption notice are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the 2027 Indenture), holders of the 2027 Notes may require the Company to repurchase all or a portion of their 2027 Notes at a price equal to the principal amount of the 2027 Notes being repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The 2027 Notes, net consisted of the following (in thousands):

As of
June 30, 2022
(Unaudited)
Principal	$425,000
Less: unamortized debt issuance costs	(10,437)
Net carrying amount	$414,563

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2022, we recorded $4.8 million of accrued interest expense on our 2027 Notes within accrued expenses. For the three months ended June 30, 2022, we recognized $3.2 million of total interest expense on our 2027 Notes, including $0.4 million of amortized debt issuance costs. For the six months ended June 30, 2022, we recognized $5.6 million of total interest expense on our 2027 Notes, including $0.8 million of amortized debt issuance cost.

Capped Call Transactions

In connection with the pricing of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock. The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes, approximately 33 million shares of its common stock for approximately $12.79 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2027 Notes, exercisable upon conversion of the 2027 Notes. The 2027 Capped Calls have initial cap prices of $20.06 per share (subject to adjustment), which represents a premium of 100% over the closing price of the Company's common stock on January 13, 2022, and will expire in 2027, if not exercised earlier. The 2027 Capped Calls are intended to reduce potential dilution to the Company's common stock upon any conversion of the 2027 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2027 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2027 Capped Call transactions. The 2027 Capped Calls are separate transactions, each between the Company and the applicable option counterparty, and are not part of the terms of the 2027 Notes and will not affect any holder's rights under the 2027 Notes or the 2027 Indenture. Holders of the 2027 Notes will not have any rights with respect to the 2027 Capped Call transactions.

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
(12)    Income Taxes
Income tax expense was $23,000 and $6,000 for the three months ended June 30, 2022 and 2021, respectively. Income tax expense was $48,000 and $49,000 for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate was nil for three months ended June 30, 2022 and 2021. The effective income tax rate was nil for six months ended June 30, 2022 and 2021. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(13)    Stockholders' Equity

There have been no significant changes from the Stockholders' Equity disclosed in Note 12 of the “Stockholders Equity” included in our Annual Report on Form 10-K.

Stockholders' Agreement

In connection with the closing of the Virgin Galactic business combination in October 2019 (the "Business Combination"), the Company entered into a stockholders’ agreement with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as Virgin Investments Limited ("VIL") is entitled to designate two directors to the Company’s Board of Directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Warrants and Warrant Redemption
Public and private placement warrants were initially issued as part of Social Capital Hedosophia Holdings Corp.'s ("SCH") initial public offering in 2017 and assumed upon the consumption of the Business Combination. As of June 30, 2022, and December 31, 2021, there were no public or private placement warrants outstanding.

The Company remeasured the fair value of the Warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded expense of approximately $20.4 million for the three months ended June 30, 2021 and $69.1 million for the six months ended June 30, 2021.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14)     Net Loss Per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except for share and per share data)
Basic and diluted:
Net loss	$(110,721)	$(94,040)	$(203,778)	$(223,734)
Weighted average shares of common stock outstanding	258,589,270	240,733,497	258,439,051	238,774,515
Basic and diluted net loss per share	$(0.43)	$(0.39)	$(0.79)	$(0.94)

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

	As of June 30,
	2022	2021

Issued and outstanding stock options	4,156	5,194
Issued and outstanding performance stock options	406	—
Unvested restricted stock units issued and outstanding	4,488	4,018
Unvested performance stock units issued and outstanding	367	85
Shares related to the 2027 Notes (1)	33,234	—
Warrants to purchase shares of common stock	—	8,000
	42,651	17,297

(1) The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2027 Notes on diluted net loss per share, if applicable.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(15)    Stock-Based Compensation
The Company's 2019 Incentive Award Plan ("2019 Plan") is more fully described in Note 14 of the "Notes to Consolidated Financial Statements" on Form 10-K. Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and restricted stock units ("RSUs") to employees, directors and other service providers. Performance stock units ("PSUs") are RSUs that vest based on achievement of specified performance criteria. Performance stock options ("PSOs") are stock options that vest based on achievement of specified performance criteria.

Stock Options

Twenty five percent of such stock options cliff vest at the grant date first anniversary, with the remaining options vesting ratably over the following three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of options activity for the six month ended June 30, 2022 under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value ($)
Options outstanding at December 31, 2021	4,253,767	$14.09	7.60	6,187	—
Granted	303,030	7.99			4.95
Exercised	(4,182)	11.79
Forfeited options	(396,160)	18.21
Options outstanding at June 30, 2022	4,156,455	$13.26	7.06	—	—

Options exercisable at June 30, 2022	2,182,805	$12.99	6.67	—	—

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

2022
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of PSO activity under the 2019 Plan (dollars in thousands except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value ($)
PSOs outstanding at December 31, 2021	—	$—	0.00	—
Granted	405,680	8.99			4.93
Exercised	—	—
Forfeited options	—	—
PSOs outstanding at June 30, 2022	405,680	$8.99	9.71	—

PSOs exercisable at s June 30, 2022	—	$—	0.00	—
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the period end date.

Restricted Stock Units
The RSUs vest over four years with 25% cliff vest at the first year anniversary of the grant date, with the remaining vesting ratably over the next three years.

The following table sets forth the summary of RSUs activity during the six months ended June 30, 2022 under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2021	2,396,732	$27.89
Granted	3,215,868	8.75
Vested	(846,876)	21.36
Forfeited	(278,134)	18.59
Outstanding at June 30, 2022	4,487,590	$21.91
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

2022
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
(3) The Company does not currently pay dividends nor has announced plans to begin paying dividends.

The following table sets forth the summary of PSUs activity under the 2019 Plan (dollars in thousands except per share data):

	Shares	Weighted Average Fair Value
PSUs outstanding at December 31, 2021	89,839	$26.47
Granted	277,552	14.62
Forfeited	—	—
PSUs outstanding at June 30, 2022	367,391	$18.19

Stock-based compensation expense was recorded in the following expense categories in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock option and PSO expense
Selling, general and administrative	2,192	1,870	3,917	10,856
Research and development	731	825	1,416	1,668
Total stock option and PSO expense	2,923	2,695	5,333	12,524

RSU and PSU expense
Selling, general and administrative	6,458	8,556	12,025	17,609
Research and development	2,702	3,172	5,620	6,402
Total RSU and PSU expense	9,160	11,728	17,645	24,011
Total stock-based compensation expense	$12,083	$14,423	$22,978	$36,535

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2022, the unrecognized stock-based compensation related to stock options and PSOs was $20.3 million, and is expected to be recognized over a weighted-average period of 1.9 years. At June 30, 2022, the unrecognized stock-based compensation related to RSUs and PSUs was $93.8 million, and is expected to be recognized over a weighted-average period of 2.8 years.
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
The following tables summarize the fair value of assets that are recorded in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 at fair value on a recurring basis:

Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$206,870	$—	$—	$206,870
Certificate of deposit	91,397	—	—	91,397
US treasuries	209,251	—	—	209,251
Corporate debt securities	—	543,242	—	543,242
Total assets at fair value	$507,518	$543,242	$—	$1,050,760

Liabilities:
2027 Notes	$—	$—	$271,201	$271,201
Total liabilities at fair value	$—	$—	$271,201	$271,201

The estimated fair value of the 2027 Notes were determined based on the quoted bid prices of the 2027 Notes in an over-the-counter market on the last trading day of the reporting period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money Market	$402,889	$—	$—	$402,889
Certificate of Deposit	91,549	—	—	91,549
Corporate debt securities	—	380,881	—	380,881
Total assets at fair value	$494,438	$380,881	$—	$875,319
(17)    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 30, 2022, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

Lavin v. the Company

On May 28, 2021, a class action complaint was filed against us in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Exchange Act of 1934 against us and certain of our current and former officers and directors on behalf of a putative class of investors who purchased our common stock between July 10, 2019 and October 14, 2021. The amended complaint alleges, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of its ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. Defendants filed a motion to dismiss on April 4, 2022, and that motion is now fully briefed. The Company intends to vigorously defend against this matter.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Shareholder Litigation Demand

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
(18)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss, as incurred. Defined contributions were $1.1 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. Defined contributions were $2.6 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.
(19)    Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Supplemental disclosure
Cash payments and refunds for:
Income tax refund	$10	$—
Income tax paid	(53)	(58)
	$(43)	$(58)

Schedule for noncash investing activities:
Unpaid property, plant, and equipment received	$1,343	$270
	$1,343	$270

Schedule for noncash financing activities:
Issuance of common stock "cashless" warrants exercised	$—	$104,176
Issuance of common stock through restricted stock units vested	7,440	27,320
Unpaid deferred transaction costs	—	250
	$7,440	$131,746

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(20)    Subsequent Events

As of July 30, 2022, we have one subsequent events as noted below.

Arizona Lease Agreement

On July 14, 2022, the Company entered into an agreement to lease 151,096 square feet of manufacturing and operations facilities in Mesa, Arizona consisting of two hangars ("Hangar C" and "Hangar B").

The lease has an initial term of approximately ten years and five months after the commencement date applicable to Hangar C or Hangar B, whichever is later, and is expected to commence ten months following the date of the agreement was entered into with respect to Hangar C and fifteen months following the date of the agreement was entered into for Hangar B. The average annual base rent under the lease is approximately $3.0 million. The Company has four options to extend the term of the lease, each for an additional five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview
We are at the vanguard of a new industry, pioneering a consumer space experience using reusable spaceflight systems. We believe the commercial exploration of space represents one of the most exciting and important technological initiatives of our time. Approximately 630 humans have ever traveled above the Earth’s atmosphere into space. This industry is growing dramatically due to new products, new sources of private and government funding, and new technologies. Demand is emerging from new sectors and demographics, which we believe is broadening the total addressable market. As government space agencies have retired or reduced their capacity to send humans into space, private companies are beginning to make exciting inroads into the fields of human space exploration. We have embarked on this journey with a mission to put humans and research experiments into space and return them safely to Earth on a routine and consistent basis. We believe that opening access to space will connect the world to the wonder and awe created by space travel, offering customers a transformative experience, and providing the foundation for a myriad of exciting new industries.

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

Our near-term focus is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May 2021 flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This was the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the FAA resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our flight in July 2021 was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. As of June 30, 2022, we received reservations for approximately 800 spaceflight tickets and collected approximately $104.8 million in deposits from future astronauts. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day. Each ticket purchased after our ticket sale reopening in 2021 also includes a membership in Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson.

We have developed an extensive set of integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our fully reusable spaceflight system consists of two primary components: our carrier aircraft, which is called the mothership, and our spaceship.

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

Our team is currently in various stages of designing, testing and manufacturing additional spaceships, motherships, and rocket motors in order to meet the expected demand for human spaceflight experiences. Our next generation spaceships will include the various learnings from our flight test program so we are able to design and manufacture our future spaceships to allow for greater predictability, faster turnaround time and easier maintenance. Concurrently, we are also researching and developing new products and technologies to grow our company.

Our operations also include spaceflight opportunities for research and technology development. Researchers have historically utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities related to the space environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. Our spaceflight system is intended to provide the scientific research community access to space for affordable and repeatable access to microgravity. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware such as middeck lockers that we provide to researchers that request them, along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive service allowing for experiments to be repeated rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in all of our spaceflights to date. Most recently, in May of 2021, we carried payloads into space for research purposes through NASA's Flight Opportunities Program, and our flight in July of 2021 included research payloads from the University of Florida.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties, such as research, design, development, manufacturing and integration of advanced technology systems.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”

Impact of COVID-19

The COVID-19 pandemic and the protocols and procedures we implemented in response to the pandemic caused delays to our business and operations, which led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. While we are no longer experiencing delays from these measures, the longevity and extent of the COVID-19 pandemic remain uncertain, including due to the emergence and impact of the COVID-19 variants. Measures we may need to take in the future and challenges that result from the pandemic could affect our operations necessary to complete the development of our spaceflight systems, our scheduled flight test programs and commencement of our commercial flights. See the section entitled Part II, Item 1A. "Risk Factors" for further discussion of the impacts of the COVID-19 pandemic on our business. We believe our cash and cash equivalents on hand at June 30, 2022, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements included in this Quarterly Report on Form 10-Q.

Commercial Launch of Our Human Spaceflight Program
We are in the final phases of developing our commercial spaceflight program. Prior to launch of commercial service, we must complete a period of planned maintenance and enhancements to the vehicles, as well as subsequent vehicle flight testing. Commercial service is currently expected to commence in the second quarter of 2023. We continuously monitor our supply chain for potential risk associated with the delivery of materials from our suppliers, which in turn could impact the schedule for completion of the enhancement period and the start of commercial service. We have identified some areas of risk for timely delivery and continue to work on mitigating these identified risks. Any delays in successful completion of our test flight program, whether due to the supply chain, the impact of COVID-19 or otherwise, will impact our ability to generate revenue from human spaceflight.

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of June 30, 2022, we had reservations for space flights for approximately 800 future astronauts. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. We are reserving our first 100 ticket sales for research and scientific experiments. As of June 30, 2022, the tickets sold represent approximately $212.0 million in expected future revenue upon completion of space flights.

We are the first spaceline to receive FAA approval to carry commercial customers to space. This was through an update to our existing commercial spaceflight license which we have held since 2016.

Available Capacity and Annual Flight Rate
We expect to commence commercial operations with a single spaceship, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce this constraint, we are currently developing our newest spaceship, VSS Imagine, which is expected to commence test flights in mid-2023, and private astronaut service as soon as the fourth quarter of 2023. However, given the variability inherent in-flight testing, it may be prudent for us to allow for appropriate schedule which could potentially extend Imagine's window for private astronaut service into early 2024. We intend to expand our fleet with our next generation vehicles, our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved.

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
To date, we have primarily generated revenue by transporting scientific commercial research and development payloads using our spaceflight systems and by providing engineering services. We also have generated revenues from sponsorship arrangements and fees related to our Future Astronaut community.
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

As of June 30, 2022, our current primary research and development objectives focus on the development of our mothership and spaceship vehicles for commercial spaceflights and developing our rocket motor, a hybrid rocket propulsion system that will be used to propel our spaceship vehicles into space. The successful development of mothership, spaceship and rocket motor involves many uncertainties, including:
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
•performance of our third-party contractors that support our manufacturing and research and development activities including the quality of components and subassemblies;
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

Change in Fair Value of Warrants
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. Certain warrants issued as part of the Company's initial public offering in 2017 and assumed upon the consummation of the Virgin Galactic business combination in October 2019 (the "Business Combination") were recorded at their fair value on the date of the Business Combination and are remeasured as of any warrant exercise date and at the end of each reporting period. No warrants were outstanding during the three and six month period ended June 30, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue	$357	$571	$676	$571

Operating expenses:
Customer experience	122	63	147	63
Selling, general and administrative	44,700	36,916	81,707	80,235
Research and development	62,340	34,619	114,167	69,708
Depreciation and amortization	2,915	2,871	5,767	5,740
Total operating expenses	110,077	74,469	201,788	155,746

Operating loss	(109,720)	(73,898)	(201,112)	(155,175)

Interest income	1,985	220	2,803	545
Interest expense	(3,157)	(6)	(5,631)	(13)
Change in fair value of warrants	—	(20,363)	—	(69,082)
Other income, net	194	13	210	40
Loss before income taxes	(110,698)	(94,034)	(203,730)	(223,685)
Income tax expense	(23)	(6)	(48)	(49)
Net loss	$(110,721)	$(94,040)	$(203,778)	$(223,734)

For the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021
Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Revenue	$357	$571	$(214)	(37)%	$676	$571	$105	18%

We recorded $0.4 million of revenue for the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021. Revenue recorded for the three months ended June 30, 2022 was primarily attributable to membership fees related to our Future Astronaut community. Revenue recorded for the three months ended June 30, 2021 was attributable to the spaceflight of two payloads in May 2021 and revenue earned from the completion of certain technical milestones related to payload services.

We recorded $0.7 million of revenue for the six months ended June 30, 2022, compared to $0.6 million revenue for the six months ended June 30, 2021. Revenue recorded for the six months ended June 30, 2022 was primarily attributable to membership fees related to our Future Astronaut community as well as the performance of engineering services. Revenue recorded for the six months ended June 30, 2021 was attributable to the spaceflight of two payloads in May 2021 and revenue earned from the completion of certain technical milestones related to payload services.

Customer Experience

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Customer experience	$122	$63	$59	94%	$147	$63	$84	133%

We recorded $0.1 million of customer experience expenses for the three months ended June 30, 2022 and 2021. Customer experience expenses for the three months ended June 30, 2022 was primarily attributable to costs to maintain our Future Astronaut community. Customer experience expenses for the three months ended June 30, 2021 was primarily attributable to incremental costs related to the completion of payload services and labor costs provided for engineering services under long-term U.S. government contracts.

We recorded $0.1 million of customer experience expenses for the six months ended June 30, 2022 and 2021. Customer experience expenses for the six months ended June 30, 2022 was primarily attributable to costs to maintain our Future Astronaut community and labor costs provided for engineering services. Customer experience expenses for the six months ended June 30, 2021 was primarily attributable to incremental costs related to the completion of payload services and labor costs provided for engineering services under long-term U.S. government contracts.

Selling, General and Administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Selling, general and administrative	$44,700	$36,916	$7,784	21%	$81,707	$80,235	$1,472	2%

Selling, general and administrative expenses increased by $7.8 million, or 21%, to $44.7 million for the three months ended June 30, 2022 from $36.9 million for the three months ended June 30, 2021. This increase was primarily due to a $6.0 million increase in salary, bonus, and other employee benefits. In addition, there was a $1.6 million increase in consulting and legal fees, and a $1.1 million increase in software licensing and IT expenses. These increases were offset by a $1.7 million decrease in stock-based compensation.

Selling, general and administrative expenses increased by $1.5 million, or 2%, to $81.7 million for the six months ended June 30, 2022 from $80.2 million for the six months ended June 30, 2021. This increase was primarily due to a $7.4 million increase in salary, bonus, and other employee benefits. In addition there was a $4.6 million increase in consulting and legal fees, and a $1.8 million increase in software licensing and IT expenses. These increases were offset by a $12.5 million decrease in stock-based compensation.

Research and Development

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Research and development	$62,340	$34,619	$27,721	80%	$114,167	$69,708	$44,459	64%
Research and development expenses increased by $27.7 million, or 80%, to $62.3 million for the three months ended June 30, 2022 from $34.6 million for the three months ended June 30, 2021. The increase was primarily due to costs associated with developing our spaceflight system, specifically a $21.2 million increase in contract labor and materials and a $1.3 million increase in facilities costs. In addition, there was a $4.8 million increase in salaries, bonus, and other employee benefits.

Research and development expenses increased by $44.5 million, or 64%, to $114.2 million for the six months ended June 30, 2022 from $69.7 million for the six months ended June 30, 2021. The increase was primarily due to costs associated with developing our spaceflight system, specifically a $36.6 million increase in contract labor and materials and a $2.5 million increase in facilities costs. In addition, there was a $4.1 million increase in salaries, bonus and other employee benefits.

Depreciation and Amortization

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Depreciation and amortization	2,915	2,871	$44	2%	5,767	5,740	$27	—%

Depreciation and amortization expense was $2.9 million for the three months ended June 30, 2022, an increase of less than $0.1 million when compared to 2021.

Depreciation and amortization expense was $5.8 million for the six months ended June 30, 2022, an increase of less than $0.1 million when compared to 2021.
Change in the Fair Value of Warrants

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Change in fair value of warrants	$—	$(20,363)	$20,363	(100)%	$—	$(69,082)	$69,082	(100)%
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. No warrants were outstanding during the three and six month period ended June 30, 2022.

Interest Income

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Interest income	$1,985	$220	$1,765	802%	$2,803	$545	$2,258	414%
Interest income increased by $1.8 million, or 802%, to $2.0 million for the three months ended June 30, 2022 from $0.2 million for the three months ended June 30, 2021.

Interest income increased by $2.3 million, or 414%, to $2.8 million for the six months ended June 30, 2022 from $0.5 million for the six months ended June 30, 2021.

These increases are primarily due to interest earned on marketable securities.

Interest Expense

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Interest expense	$3,157	$6	$3,151	52,517%	$5,631	$13	$5,618	43,215%

Interest expense increased by $3.2 million, or 52,517%, to $3.2 million for the three months ended June 30, 2022 from less than $0.1 million for the three months ended June 30, 2021.

Interest expense increased by $5.6 million, or 43,215%, to $5.6 million for the six months ended June 30, 2022 from less than $0.1 million for the six months ended June 30, 2021.

The increase was attributable to interest expense and amortization of debt issuance costs related to our senior convertible notes in January 2022.

Other Income, net

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Other income, net	$194	$13	$181	1,392%	$210	$40	$170	425%
Other income, net was $0.2 million for the three and six months ended June 30, 2022, an increase of less than $1.0 million when compared to 2021.

Income Tax Expense

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Income tax expense	$23	$6	$17	283%	$48	$49	$(1)	(2)%
Income tax expense was immaterial for the three and six months ended June 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and restricted cash of $370.1 million and $752.5 million in marketable securities. Since the consummation of our business combination transaction in 2019, our principal sources of liquidity have come from our sales of our common stock and offering of convertible senior notes ("2027 Notes").

In January 2022, we completed an offering of the 2027 Notes due on February 1, 2027, unless earlier repurchased, redeemed or converted, and received aggregate proceeds of $425 million, before deducting costs of issuance of $11.2 million. The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted. In connection with the 2027 Notes, we entered into capped call transactions with respect to our common stock (the "2027 Capped Calls"). We paid an aggregate amount of $52.3 million for the 2027 Capped Calls. See Note 11 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2027 Capped Calls.

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Net cash (used in) provided by
Operating activities	$(152,960)	$(113,472)
Investing activities	(385,547)	(1,647)
Financing activities	358,541	819
Net change in cash and cash equivalents and restricted cash	$(179,966)	$(114,300)
Operating Activities
Net cash used in operating activities was $153.0 million for the six months ended June 30, 2022, which primarily consisted of $203.8 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $5.8 million, stock based compensation expense of $23.0 million, amortization of debt issuance costs of $0.8 million, as well as $21.0 million of cash consumed by working capital.

Net cash used in operating activities was $113.5 million for the six months ended June 30, 2021, which primarily consisted of $223.7 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $5.7 million, stock based compensation expense of $36.5 million, and change in fair value of warrants of $69.1 million, as well as a $1.1 million increase in cash consumed by working capital.

Investing Activities
Net cash used in investing activities was $385.5 million for the six months ended June 30, 2022, which primarily consisted of $379.3 million purchases of marketable securities, as well as $6.3 million in capital expenditures.

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2021, which primarily consisted of capital expenditures.

Financing Activities
Net cash provided by financing activities was $358.5 million for the six months ended June 30, 2022, which primarily consisted of the issuance of the 2027 Notes for net proceeds of $413.7 million, offset by the purchase of the 2027 Capped Calls of $52.3 million and tax withholdings for net settled stock-based awards of $2.8 million.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2021, which primarily consisted of net cash proceeds from issuance of common stock, offset by tax withholdings for stock options exercised.

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
•establish our astronaut campus in New Mexico; and
•hire additional personnel in management to support the expansion of our operational, financial, information technology, and other areas to support our operations as a public company.

In some cases, we expect our arrangements with third-party providers, including under our Master Agreement with Aurora Flight Sciences Corporation (“Aurora), a wholly owned subsidiary of The Boeing Company, for the design and manufacture of our next generation of carrier aircraft, will require significant capital expenditures from us, but such amounts are subject to future negotiations and cannot be estimated with reasonable certainty. Although we believe that our current capital is adequate to sustain our operations for at least the next twelve months, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single spaceship, we currently have additional spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we achieve technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and we will continue to expense these costs as incurred to research and development.

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

Long-term Liquidity and Capital Resources

Beyond the next twelve months, our principal demand for funds will be to sustain our operations, including the construction of additional motherships under an agreement with a third-party contractor, and spaceship vehicles, construction of our astronaut campus, expansion of the New Mexico Spaceport, and for the payment of the principal amount of our convertible senior notes as it becomes due. We expect to begin generating revenue from our human spaceflight program, which is expected to launch in the second quarter of 2023. To the extent this source of capital as well as the sources of capital described above are insufficient to meet our needs, we may also conduct additional offerings of our securities or refinance debt. We expect these resources will be adequate to fund our ongoing operating activities.

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
Contractual Obligations and Commitments
Except as set forth in Note 17, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Additionally, in some cases, we have entered arrangements with third-party providers for services, such as the design and manufacture of our next generation of carrier aircraft. The amounts we would pay under those arrangements will be significant but are not contractually committed until we execute specific task orders with the applicable counterparty, are subject to future negotiations and cannot be estimated with reasonable certainty.

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

Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $1.1 billion as of June 30, 2022, of which $0.9 billion was invested in money market funds, certificate deposits, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our marketable securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In January 2022, we issued the 2027 Notes in an aggregate principal amount of $425.0 million. Concurrently with the issuance of the 2027 Notes, we entered into separate capped call transactions. The 2027 Capped Calls were completed to reduce the potential dilution from the conversion of the 2027 Notes. The 2027 Notes have a fixed annual interest rate of 2.50%. Accordingly, we do not have economic interest rate exposure on the 2027 Notes. However, changes in market interest rates impact the fair value of the 2027 Notes. In addition, the fair value of the 2027 Notes fluctuates when the market price of our common stock fluctuates. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on the last trading day of the reporting period.
As of June 30, 2022, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities prior to maturity.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
10.1(2)(3)	Master Agreement, dated July 5, 2022, by and between the Registrant and Aurora Flight Sciences Corporation					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.
** Furnished herewith.

(1) Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(2) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the registrant customarily and actually treats such information as private or confidential. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Items 601(a)(5).
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

Virgin Galactic Holdings, Inc.

Date: August 4, 2022		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)