Form 10-Q
period 2022-09-30
Virgin Galactic Holdings, Inc
filed 2022-11-03
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

(949) 774-7640
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2022, there were 274,559,169 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$394,032	$524,481
Restricted cash	40,328	25,549
Marketable securities, short-term	606,713	79,418
Inventories	22,851	29,668
Prepaid expenses and other current assets	22,094	19,476
Total current assets	1,086,018	678,592
Marketable securities, long-term	69,072	301,463
Property, plant, and equipment, net	48,874	47,498
Other non-current assets	55,220	41,281
Total assets	$1,259,184	$1,068,834
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,872	$9,237
Accrued liabilities	43,389	28,787
Customer deposits	103,971	90,863
Other current liabilities	3,336	2,636
Total current liabilities	170,568	131,523
Non-current liabilities
Convertible senior notes, net	415,188	—
Other long-term liabilities	59,885	43,047
Total liabilities	645,641	174,570
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 274,481,195 and 258,166,417 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	27	26
Additional paid-in capital	2,096,901	2,019,750
Accumulated deficit	(1,472,975)	(1,123,643)
Accumulated other comprehensive income	(10,410)	(1,869)
Total stockholders' equity	613,543	894,264
Total liabilities and stockholders' equity	$1,259,184	$1,068,834

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$767	$2,580	$1,443	$3,151

Operating expenses:
Customer experience	590	207	737	270
Selling, general, and administrative	46,113	48,268	127,820	128,503
Research and development	97,411	34,289	211,578	103,997
Depreciation and amortization	2,214	2,895	7,981	8,635
Total operating expenses	146,328	85,659	348,116	241,405

Operating loss	(145,561)	(83,079)	(346,673)	(238,254)

Interest income	3,524	240	6,327	785
Interest expense	(3,293)	(6)	(8,924)	(19)
Change in fair value of warrants	—	34,432	—	(34,650)
Other income, net	(203)	70	7	110
Loss before income taxes	(145,533)	(48,343)	(349,263)	(272,028)
Income tax expense	(21)	(25)	(69)	(74)
Net loss	(145,554)	(48,368)	(349,332)	(272,102)
Other comprehensive income (loss):
Foreign currency translation adjustment	(180)	3	(313)	11
Unrealized loss on marketable securities	(585)	(437)	(8,227)	(437)
Total comprehensive loss	$(146,319)	$(48,802)	$(357,872)	$(272,528)

Net loss per share:
Basic	$(0.55)	$(0.19)	$(1.34)	$(1.11)
Diluted	$(0.55)	$(0.32)	$(1.34)	$(1.11)

Weighted-average shares outstanding:
Basic	263,907,259	254,749,195	260,255,202	244,157,923
Diluted	263,907,259	255,147,228	260,255,202	244,157,923

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands, except for per unit and share data)
(Unaudited)
(For the period ended September 30, 2021)

	Common Stock
Balance as of	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2020	236,123,659	$23	$1,297,794	$(770,744)	$5	$527,078
Net loss	—	—	—	(129,694)	—	(129,694)
Other comprehensive income	—	—	—	—	26	26
Stock-based compensation		—	22,111	—	—	22,111
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	1,150,771	—	323	—	—	323
Balance as of March 31, 2021	237,274,430	23	1,320,228	(900,438)	31	419,844
Net loss	—	—	—	(94,040)	—	(94,040)
Other comprehensive loss	—	—	—	—	(20)	(20)
Stock-based compensation	—	—	14,423	—	—	14,423
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	275,283	—	840	—	—	840
Common stock issued related to warrants exercised	3,387,827	—	104,176	—	—	104,176
Balance as of June 30, 2021	240,937,540	23	1,439,667	(994,478)	11	445,223
Net loss	—	—	—	(48,368)	—	(48,368)
Other comprehensive loss	—	—	—	—	(432)	(432)
Stock-based compensation	—	—	12,170	—	—	12,170
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	685,487	—	1,916	—	—	1,916
Common stock issued related to warrants exercised	2,034,390	—	65,914	—	—	65,914
Issuance of common stock pursuant to an at-the-market offering	13,740,433	2	499,998	—	—	500,000
Transaction costs related to an at-the-market offering	—	—	(6,494)	—	—	(6,494)
Balance as of September 30, 2021	257,397,850	$25	$2,013,171	$(1,042,846)	$(421)	$969,929

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Equity
(In thousands, except for per unit and share data)
(Unaudited)
(For the period ended September 30, 2022)

	Common Stock
Balance as of	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	258,166,417	$26	$2,019,750	$(1,123,643)	$(1,869)	894,264
Net loss	—	—		(93,057)	—	(93,057)
Other comprehensive loss	—	—		—	(5,805)	(5,805)
Stock-based compensation	—	—	10,895	—	—	10,895
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	307,471	—	(1,882)	—	—	(1,882)
Purchase of capped calls	—	—	(52,318)	—	—	(52,318)
Balance as of March 31, 2022	258,473,888	26	1,976,445	(1,216,700)	(7,674)	752,097
Net loss		—		(110,721)		(110,721)
Other comprehensive loss		—		—	(1,970)	(1,970)
Stock-based compensation		—	12,083	—		12,083
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	216,758	—	(914)	—		(914)
Balance as of June 30, 2022	258,690,646	26	1,987,614	(1,327,421)	(9,644)	650,575
Net loss	—	—	—	(145,554)	—	(145,554)
Other comprehensive loss	—	—	—	—	(766)	(766)
Stock-based compensation	—	—	11,510	—	—	11,510
Issuance of common stock pursuant to stock-based compensation, net of withholding taxes	202,949	—	(633)	—	—	(633)
Issuance of common stock pursuant to an at-the-market offering	15,587,600	1	99,573	—	—	99,574
Transaction costs related to an at-the-market offering	—	—	(1,163)	—	—	(1,163)
Balance as of September 30, 2022	274,481,195	$27	$2,096,901	$(1,472,975)	$(10,410)	$613,543

See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(349,332)	$(272,102)
Stock-based compensation	34,488	48,704
Depreciation, amortization and impairment	12,174	8,635
Amortization of debt issuance costs	1,466	—
Change in fair value of warrants	—	34,650
Non-cash interest and other operating activities, net	6,063	(42)
Change in assets and liabilities
Inventories	6,817	1,178
Other current and non-current assets	2,253	6,342
Accounts payable and accrued liabilities	23,828	1,824
Customer deposits	13,108	2,148
Other current and non-current liabilities	136	3,026
Net cash used in operating activities	(248,999)	(165,637)
Cash flows from investing activity
Capital expenditures	(12,306)	(2,452)
Purchases of marketable securities	(604,945)	(286,132)
Proceeds from maturities and calls of marketable securities	294,612	—
Cash used in investing activity	(322,639)	(288,584)
Cash flows from financing activities
Payments of lease obligations	(132)	(105)
Proceeds from convertible senior notes	425,000	—
Debt issuance costs	(11,278)	—
Capped call premium	(52,318)	—
Repayment of commercial loan	(310)	(310)
Proceeds from issuance of common stock	99,573	500,000
Proceeds from issuance of common stock pursuant to stock options exercised	49	18,856
Transaction costs related to issuance of common stock	(1,137)	(6,753)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(3,479)	(15,779)
Net cash provided by financing activities	455,968	495,909
Net increase (decrease) in cash and cash equivalents	(115,670)	41,688
Cash, cash equivalents and restricted cash at beginning of year	550,030	678,955
Cash, cash equivalents and restricted cash ending balances	$434,360	$720,643

Cash and cash equivalents	$394,032	$702,565
Restricted cash	40,328	18,078
Cash, cash equivalents and restricted cash	$434,360	$720,643
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Organization and its wholly owned subsidiaries
Virgin Galactic Holdings, Inc. and its wholly owned subsidiaries ("we," "us," "our," the "Company" and similar terms) are focused on the development, manufacture and operation of spaceships and related technologies for the purpose of conducting commercial human spaceflight and flying commercial research and development payloads into space. The development and manufacturing activities are located in Tustin, California and Mojave, California, with plans to operate the commercial spaceflights out of Spaceport America located in New Mexico.
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

Certain reclassifications of the components of operating loss for the three and nine month period ended September 30, 2021 have been made to the comparable prior period in the Condensed Consolidated Statements of Operations and Comprehensive Loss to conform to the same current period presentations. Specifically, cost of revenue has been reclassified to customer experience, and gross margin is no longer presented. Customer experience expenses related to spaceflight operations include the consumption of a rocket motor and fuel and other consumables, as well as payroll and benefits for our pilots and ground crew. Customer experience expenses related to the payload cargo services, as well as engineering services, consist of materials and human capital, such as payroll and benefits, to perform these services. Additionally, customer experience expenses include costs associated with maintaining and growing our Future Astronaut community through offerings provided to community members, as well as hospitality, medical, safety, security, training, and facility costs that are for the benefit of our future astronauts. Additionally, depreciation and amortization expense are presented separately instead of included in selling, general, and administrative or research and development expenses. These reclassifications had no impact on total loss as previously reported.
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

(d)    Capped Call Transactions
In connection with the pricing of our 2027 Notes, the Company entered into capped call transactions with respect to its common stock (the "2027 Capped Calls"). The 2027 Capped Calls are purchased call options that give the Company the option to purchase shares of our common stock, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes. The Company's capped call transactions are accounted for as separate transactions from the 2027 Notes and are classified as equity instruments as a reduction to additional paid-in capital in the Condensed Consolidated Balance Sheets. The instruments are initially recorded at fair value and not subsequently remeasured so long as they continue to qualify for equity classification based on the Company's intent and ability for the 2027 Capped Calls to be settled in shares of our common stock. The capped call transactions have the effect of reducing the number of shares outstanding if exercised. Therefore, the capped call transactions are anti-dilutive and not included in the calculation of diluted shares outstanding for the purposes of diluted net loss per share. See Note 11 for additional information on the 2027 Capped Calls.
(e)     Other Summary of Significant Accounting Policies
There have been no other significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Annual Report on Form 10-K").
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
(3)    Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”). See Note 2 for additional information on recently adopted accounting pronouncements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)    Related Party Transactions

The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalty payables, excluding sponsorship royalties, for the use of license are the greater of 1% of revenue or $40,000 per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $40,000 and $390,000 for the three months ended September 30, 2022 and 2021, respectively. We paid license and royalty fees of $120,000 and $470,000 for the nine months ended September 30, 2022 and 2021, respectively.

The Company has a Transition Services Agreement ("TSA") with Virgin Orbit, LLC ("VO") based on allocated operating expense from Virgin Orbit Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of Virgin Investments Limited ("VIL"), for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment, pilot services, and other general administrative expenses. We were allocated $46,000 and $33,000 operating expenses, net, from VOH for the three months ended September 30, 2022 and 2021, respectively. We were allocated $80,000 and $104,000 of operating expenses, net from VOH for the nine months ended September 30, 2022 and 2021, respectively. The Company has a receivable from VOH of $32,000 and $43,000 as of September 30, 2022 and December 31, 2021, respectively.

(5)    Cash, Restricted Cash, Cash Equivalents and Marketable Securities

The amortized cost, unrealized loss and estimated fair value of the Company's cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash, restricted cash and cash equivalents
Cash and restricted cash	$8,358	$—	$8,358
Money market	384,575	—	384,575
Certificate of deposits	41,427	—	41,427
Marketable securities
US treasuries	149,102	(183)	148,919
Corporate debt securities	536,913	(10,047)	526,866
Total cash, cash equivalents, restricted cash and marketable securities	$1,120,375	$(10,230)	$1,110,145

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

The Company included $39.8 million and $1.0 million of current restricted cash held in a money market account as of September 30, 2022 and December 31, 2021, respectively.
The Company included $3.2 million and $2.3 million of interest receivable in prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on our marketable securities within interest income, net. The Company recognized $1.5 million and $0.3 million in amortization expense for our marketable securities within interest income, net for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company recognized $5.5 million and $0.3 million in amortization expense for marketable securities within interest income, net for the nine months ended September 30, 2022 and September 30, 2021, respectively.
We record gross realized gains and losses as a component of other income, net in the consolidated statements of operations. For the three months ended September 30, 2022, the Company recognized $0.2 million loss in other income, net, and for the three months ended September 2021, the Company did not recognize any material gross realized gains and losses. For the nine months ended September 30, 2022, the Company recognized $0.3 million loss in other income, net. For the nine months ended September 30, 2021, the Company did not recognize any material gross realized gains and losses.
The following table presents the contractual maturities of the Company's marketable securities as of September 30, 2022:

	As of September 30, 2022
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$614,641	$606,713
Matures between one to two years	71,374	69,072
Total	$686,015	$675,785
(6)    Inventory
As of September 30, 2022 and December 31, 2021, inventory is comprised of the following:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Raw materials	$13,267	$21,127
Spare parts	9,584	8,541
Total inventory	$22,851	$29,668
For the three months ended September 30, 2022 and 2021,we wrote off $2.2 million and $0.2 million of inventory due to excess and obsolescence, respectively. For the nine months ended September 30, 2022 and September 30, 2021, we wrote off $3.3 million and $0.4 million of inventory due to excess and obsolescence, respectively.
(7)    Property, Plant, and Equipment, net
As of September 30, 2022 and December 31, 2021, property, plant, and equipment, net consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Land	$1,302	$—
Buildings	9,118	9,117
Leasehold improvements	30,457	29,155
Aircraft	195	195
Machinery and equipment	35,670	37,002
IT software and equipment	28,911	23,523
Construction in progress	3,152	2,901
	108,805	101,893
Less accumulated depreciation and amortization	(59,931)	(54,395)
Property, plant, and equipment, net	$48,874	$47,498

The following table sets forth the summary of depreciation and amortization expense for property, plant and equipment, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited and in thousands)

Customer experience	$—	$—	$—	$—
Selling, general, and administrative	1,819	1,592	5,085	4,774
Research and development	395	1,304	2,896	3,861
	$2,214	$2,895	$7,981	$8,635

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

The Company's leases are more fully described in Note 8 of the "Notes to Consolidated Financial Statements" to its Annual Report on Form 10-K.

The components of lease expense related to leases for the periods presented below are as follows:

	Three Months Ended September 30,
	2022	2021
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$2,553	$1,244
Short-term lease expense	—	6

Finance Lease Cost:
Amortization of right-of-use assets	42	34
Interest on lease liabilities	11	6
Total finance lease cost	53	40

Variable lease cost	1,760	1,475
Total lease cost	$4,366	$2,765

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited and in thousands)
Lease Cost:
Operating lease expense	$6,622	$3,758
Short-term lease expense	—	26

Finance Lease Cost:
Amortization of right-of-use assets	100	103
Interest on lease liabilities	20	20
Total finance lease cost	120	123

Variable lease cost	4,654	4,185
Total lease cost	$11,396	$8,092

The components of supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands, except term and rate data)
Cash flow information:
Operating cash flows for operating leases	$7,980	$4,065
Operating cash flows for finance leases	$20	$20
Financing cash flows for finance leases	$132	$105

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$16,338	$501
Finance Leases	$230	$19

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	10.80	12.30
Finance leases (in years)	2.75	2.29

Weighted average discount rates:
Operating leases	12.14%	11.66%
Finance leases	11.26%	8.22%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The supplemental balance sheet information related to leases for the period is as follows:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Operating leases
Long-term right-of-use assets	$49,324	$35,486

Short-term operating lease liabilities	$3,190	$2,204
Long-term operating lease liabilities	56,856	39,965
Total operating lease liabilities	$60,046	$42,169

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of September 30, 2022 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2022 (for the remaining period)	$2,106	$47
2023	8,676	170
2024	10,034	94
2025	10,190	64
2026	10,347	35
Thereafter	71,707	2
Total lease payments	$113,060	$412
Less:
Imputed interest/present value discount	$(53,014)	$(62)
Present value of lease liabilities	$60,046	$350

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9)    Accrued Expenses
A summary of the components of accrued liabilities are as follows:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Accrued payroll	$8,331	$4,214
Accrued vacation	6,383	5,372
Accrued bonus	11,578	12,218
Accrued interest expense	1,771	—
Accrued contract labor	7,869	1,147
Other accrued expenses	7,457	5,836
Total accrued expenses	$43,389	$28,787

(10)    Commercial Loan

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Commercial loan	$—	$310
Less: Current portion	—	(310)
Non-current portion	$—	$—

On June 18, 2020, we financed the purchase of software licenses through a loan totaling approximately $0.9 million. The loan amortized in three equal annual installments of approximately $0.3 million with the final payment due October 1, 2022 with 0% interest rate. The loan is secured by a standby letter of credit issued from our financial institution and restricted cash has been recorded for the corresponding outstanding balance. The outstanding balance is recorded in other current-liabilities on the Condensed Consolidated Balance Sheets.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
beginning on August 1, 2022. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted.

The terms of the 2027 Notes are governed by an Indenture by and between the Company and U.S. Bank National Association, as Trustee (the "2027 Indenture"). Upon conversion by the noteholders, the 2027 Notes may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, par value $0.0001 per share (the “common stock”), at our election, based on the conversion rate.

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

On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions in cash, in shares of its common stock or in a combination of cash and shares of its common stock. During the three and nine months ended September 30, 2022, the conditions allowing holders of the 2027 Notes to convert were not met, and as a result, the 2027 Notes were classified as noncurrent liabilities as of September 30, 2022.

The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company's option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During the three and nine months ended September 30, 2022, the Company did not redeem any of the 2027 Notes.

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

The 2027 Notes, net consisted of the following (in thousands):

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of
September 30, 2022
(Unaudited)
Principal	$425,000
Less: unamortized debt issuance costs	(9,812)
Net carrying amount	$415,188

As of September 30, 2022, we included $1.8 million of accrued interest expense on our 2027 Notes within accrued expenses. For the three months ended September 30, 2022, we recognized $3.2 million of total interest expense on our 2027 Notes, including $0.5 million of amortized debt issuance costs. For the nine months ended September 30, 2022, we recognized $8.9 million of total interest expense on our 2027 Notes, including $1.5 million of amortized debt issuance cost.

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
(12)    Income Taxes
Income tax expense was $21,000 and $25,000 for the three months ended September 30, 2022 and 2021, respectively. Income tax expense was $69,000 and $74,000 for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate was nil for three and nine months ended September 30, 2022 and 2021. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13)    Stockholders' Equity

There have been no significant changes from the Stockholders' Equity disclosed in Note 12 of the “Stockholders Equity” included in our Annual Report on Form 10-K.

Stockholders' Agreement

In connection with the closing of the Virgin Galactic business combination in October 2019 (the "Business Combination"), the Company entered into a stockholders’ agreement with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as VIL is entitled to designate two directors to the Company’s Board of Directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.

Warrants and Warrant Redemption
Public and private placement warrants were initially issued as part of Social Capital Hedosophia Holdings Corp.'s ("SCH") initial public offering in 2017 and assumed upon the consumption of the Business Combination. As of September 30, 2022, and December 31, 2021, there were no public or private placement warrants outstanding.

The Company remeasured the fair value of the Warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the Warrants to fair value, the Company recorded income of approximately $34.4 million for the three months ended September 30, 2021 and expense of $34.7 million for the nine months ended September 30, 2021.

At The Market Offerings

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
We completed available offerings under the 2021 ATM on July 16, 2021, generating $500.0 million in gross proceeds through the sale of 13,740,433 shares of the Company's common stock, before deducting $6.2 million in underwriting discounts, commissions and other expenses payable by the Company.
On August 4, 2022, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC providing for the offer and sale of up to $300.0 million of shares of the Company’s common stock, par value $0.0001 per share, through an ATM (the "2022 ATM program").
As of September 30, 2022, we sold a total of 15,587,600 shares of the Company's common stock under the 2022 ATM program, generating $99.6 million in gross proceeds, before deducting $1.2 million in underwriting discounts, commissions and other expenses payable by the Company.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14)     Net Loss Per Share
The following table presents net loss per share and related information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except for share and per share data)
Numerator:
Net loss attributable to common shareholders	$(145,554)	$(48,368)	$(349,332)	$(272,102)
Less: revaluation of warrant liability	—	(34,432)	—	—
Adjusted net loss	(145,554)	(82,800)	(349,332)	(272,102)
Denominator:
Weighted average shares of common stock outstanding	263,907,259	254,749,195	260,255,202	244,157,923
Add: dilutive effect of common stock issuable from assumed exercise of warrants	—	398,033	—	—
Weighted average shares outstanding, diluted	263,907,259	255,147,228	260,255,202	244,157,923
Net loss per share:
Basic	$(0.55)	$(0.19)	$(1.34)	$(1.11)
Diluted	$(0.55)	$(0.32)	$(1.34)	$(1.11)
Basic and diluted net loss per share was computed using the weighted-average number of common shares of common stock outstanding during the three and nine month periods ended September 30, 2022 and September 30, 2021. Basic net loss per share is the same as diluted net loss per share for the three and nine month periods ended September 30, 2022 and for the nine months ended September 30, 2021 as the inclusion of all potential common shares outstanding would have been anti-dilutive.
For the three months ended September 30, 2021, the Company included the potential effect of the warrants to purchase shares of common stock as the effect would be dilutive. Diluted net loss per share for the three months ended September 30, 2021 was computed by dividing the net loss, adjusted for the revaluation of warrant liability for private warrants, by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents for the three months ended September 30, 2021.
Potentially dilutive securities that were not included in the diluted per share calculation for these periods, as they would have an anti-dilutive impact on net loss per share, are as follows (in thousands):

	As of September 30,
	2022	2021
Issued and outstanding stock options	3,794	4,428
Issued and outstanding performance stock options	406	—
Unvested restricted stock units issued and outstanding	4,502	3,442
Unvested performance stock units issued and outstanding	255	90
Shares related to the 2027 Notes (1)	33,234	—
Warrants to purchase shares of common stock	—	8,000
	42,191	15,960
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

In March 2022, we issued stock options as incentive compensation for certain key employees. The fair values of these stock options were estimated using a Black-Scholes model with the following assumptions:

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of options activity for the nine month ended September 30, 2022 under the 2019 Plan (dollars in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value ($)
Options outstanding at December 31, 2021	4,253,767	$14.09	7.60	6,187	—
Granted	303,030	7.99			4.95
Exercised	(4,182)	11.79
Forfeited options	(758,250)	18.96
Options outstanding at September 30, 2022	3,794,365	$13.91	6.74	—	—

Options exercisable at September 30, 2022	2,346,118	$13.96	6.14	—	—

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

In March 2022, we issued PSOs as incentive compensation for certain key employees. The fair values of these stock options were estimated using a Monte-Carlo simulation with the following assumptions:

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the summary of PSO activity for the nine month ended September 30, 2022 under the 2019 Plan (dollars in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value ($)
PSOs outstanding at December 31, 2021	—	$—	0.00	—
Granted	405,680	8.99			4.93
Exercised	—	—
Forfeited options	—	—
PSOs outstanding at September 30, 2022	405,680	$8.99	9.47	—

PSOs exercisable at s September 30, 2022	—	$—	0.00	—
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

The following table sets forth the summary of RSUs activity for the nine months ended September 30, 2022 under the 2019 Plan (dollars in thousands, except per share data):

	Shares	Weighted Average Fair Value
RSUs outstanding at December 31, 2021	2,396,732	$27.89
Granted	3,900,745	8.42
Vested	(1,144,802)	20.20
Forfeited	(650,533)	16.54
RSUs outstanding at September 30, 2022	4,502,142	$13.65
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In March 2022, we issued PSUs as incentive compensation for certain key employees. The fair values of these stock units were estimated using a Monte-Carlo simulation with the following assumptions:

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

The following table sets forth the summary of PSUs activity for the nine months ended September 30, 2022 under the 2019 Plan (dollars in thousands, except per share data):

	Shares	Weighted Average Fair Value
PSUs outstanding at December 31, 2021	89,839	$26.47
Granted	277,552	14.62
Forfeited	(112,518)	26.17
PSUs outstanding at September 30, 2022	254,873	$14.67

Stock-based compensation expense was recorded in the following expense categories in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock option and PSO expense
Selling, general and administrative	$2,113	$1,735	$6,022	$12,590
Research and development	596	776	2,020	2,445
Total stock option and PSO expense	2,710	2,511	8,042	15,035

RSU and PSU expense
Selling, general and administrative	6,045	6,805	18,046	24,414
Research and development	2,756	2,853	8,400	9,255
Total RSU and PSU expense	8,800	9,658	26,446	33,669
Total stock-based compensation expense	$11,510	$12,169	$34,488	$48,704

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2022, the unrecognized stock-based compensation related to stock options and PSOs was $12.5 million and $0.7 million, respectively. These amounts are expected to be recognized over weighted-average periods of 2.0 years and 0.7 years, respectively. As of September 30, 2022, the unrecognized stock-based compensation related to RSUs and PSUs was $76.7 million and $3.1 million, respectively. These amounts are expected to be recognized over weighted-average periods of 2.6 years and 2.5 years, respectively.
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
The following tables summarize the fair value of assets that are recorded in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 at fair value on a recurring basis:

Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$386,578	$—	$—	$386,578
Certificate of deposit	41,777	—	—	41,777
US treasuries	148,919	—	—	148,919
Corporate debt securities	—	526,866	—	526,866
Total assets at fair value	$577,274	$526,866	$—	$1,104,140

Liabilities:
2027 Notes	$—	$—	$238,451	$238,451
Total liabilities at fair value	$—	$—	$238,451	$238,451

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
(17)    Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 30, 2022, would not be material to the Company’s financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

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

Spiteri, Grenier, and Laidlaw, derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

On February 21, 2022, March 1, 2022, and September 21, 2022, three alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of our current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933, Grenier v. Branson et al., Case No. 1:22-cv-01100, and Laidlaw v. Branson et al., Case No. 1:22-cv-05634, respectively. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The cases are at a preliminary stage.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(18)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general, and administrative expenses and research and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss, as incurred. Defined contributions were $1.4 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. Defined contributions were $4.0 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively.
(19)    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Supplemental disclosure
Cash payments and refunds for:
Income tax refund	$56	$—
Income tax paid	(90)	(84)
	$(34)	$(84)

Schedule for noncash investing activities:
Unpaid property, plant, and equipment received	$1,356	$1,021
	$1,356	$1,021

Schedule for noncash financing activities:
Issuance of common stock "cashless" warrants exercised	$—	$170,090
Issuance of common stock through restricted stock units vested	9,557	36,692
Commercial Loan	(310)	(310)
	$9,247	$206,472

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

Overview
We are at the vanguard of a new industry, pioneering a consumer space experience using reusable spaceflight systems. We believe the commercial exploration of space represents one of the most exciting and important technological initiatives of our time. Approximately 640 humans have ever traveled above the Earth’s atmosphere into space. This industry is growing dramatically due to new products, new sources of private and government funding, and new technologies. Demand is emerging from new sectors and demographics, which we believe is broadening the total addressable market. As government space agencies have retired or reduced their capacity to send humans into space, private companies are beginning to make exciting inroads into the fields of human space exploration. We have embarked on this journey with a mission to put humans and research experiments into space and return them safely to Earth on a routine and consistent basis. We believe that opening access to space will connect the world to the wonder and awe created by space travel, offering customers a transformative experience, and providing the foundation for a myriad of exciting new industries.

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

We believe that the market for commercial human spaceflight is significant and untapped. As of September 30, 2022, we received reservations for approximately 800 spaceflight tickets and collected more than $104.0 million in deposits from future astronauts. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day. Each ticket purchased after our ticket sale reopening in 2021 also includes a membership in Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson.

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

Impact of COVID-19

The COVID-19 pandemic and the protocols and procedures we implemented in response to the pandemic caused delays to our business and operations, which led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. While we are no longer experiencing delays from these measures, the longevity and extent of the COVID-19 pandemic remain uncertain, including due to the emergence and impact of the COVID-19 variants. Measures we may need to take in the future and challenges that result from the pandemic could affect our operations necessary to complete the development of our spaceflight systems, our scheduled flight test programs and commencement of our commercial flights. See the section entitled Part II, Item 1A. "Risk Factors" for further discussion of the impacts of the COVID-19 pandemic on our business. We believe our cash and cash equivalents on hand at September 30, 2022, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of these financial statements included in this Quarterly Report on Form 10-Q.

Commercial Launch of Our Human Spaceflight Program
We are in the final phases of developing our commercial spaceflight program. Prior to launch of commercial service, we must complete a period of planned maintenance and enhancements to the vehicles, as well as subsequent vehicle flight testing. Commercial service is currently expected to commence in the second quarter of 2023. We continuously monitor our supply chain for potential risk associated with the delivery of materials from our suppliers, which in turn could impact the schedule for completion of the enhancement period and the start of commercial service. We have identified some areas of risk for timely delivery and continue to work on mitigating these identified risks. Any delays in successful completion of our test flight program, whether due to the supply chain, the impact of COVID-19 and related macroeconomic factors or otherwise, will impact our ability to generate revenue from human spaceflight.

Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of September 30, 2022, we had reservations for space flights for approximately 800 future astronauts. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. We are reserving our first 100 ticket sales for research and scientific experiments. As of September 30, 2022, the tickets sold represent approximately $213.2 million in expected future revenue upon completion of space flights.

We are the first spaceline to receive FAA approval to carry commercial customers to space. This was through an update to our existing commercial spaceflight license which we have held since 2016.

Available Capacity and Annual Flight Rate
We expect to commence commercial operations with a single spaceship, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. Additionally, we may commence commercial operations while temporarily assigning one of the four passenger seats in VSS Unity to be occupied by one of our employees to gather input about the experience in order to help us create in the long-term a better experience for our customers. To reduce the capacity constraint associated with having only one spaceflight system, we are currently developing our newest spaceship, VSS Imagine. We intend to expand our fleet further with our next generation vehicles, our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved. We are dedicating significant engineering resources to the work that precedes production of the future fleet. Simultaneously, we are focused on the launch and flight consistency of Unity and Eve to begin bringing our customers to space and to demonstrate the value of our product. Prioritizing our resources against these important efforts will likely impact the pace of work on our second spaceship, VSS Imagine, and we are reassessing its schedule for entering commercial service.

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
To date, we have primarily generated revenue from fees related to our Future Astronaut community membership and Future Astronaut community event, by transporting scientific commercial research and development payloads using our spaceflight systems and by providing engineering, and scientific research services. We also have generated revenues from sponsorship arrangements.
Following the commercial launch of our human spaceflight services, we expect the significant majority of our revenue to be derived from ticket sales to fly to space and related services. We also expect that we will continue to receive a small portion of our revenue by providing services relating to the research, design, development, manufacture and integration of advanced technology systems.
Customer Experience
Customer experience expenses related to spaceflight operations include the consumption of a rocket motor and fuel and other consumables, as well as payroll and benefits for our pilots and ground crew. Customer experience expenses related to the payload cargo services, as well as engineering services, consist of materials and human capital, such as payroll and benefits, to perform these services. Additionally, customer experience expenses include costs associated with maintaining and growing our Future Astronaut community through offerings provided to community members, as well as hospitality, medical, safety, security, training, and facility costs that are for the benefit of our astronauts.
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

As of September 30, 2022, our current primary research and development objectives focus on the development of our mothership and spaceship vehicles for commercial spaceflights and developing our rocket motor, a hybrid rocket propulsion system that will be used to propel our spaceship vehicles into space. The successful development of mothership, spaceship and rocket motor involves many uncertainties, including:
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

Change in Fair Value of Warrants
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. Certain warrants issued as part of the Company's initial public offering in 2017 and assumed upon the consummation of the Virgin Galactic business combination in October 2019 (the "Business Combination") were recorded at their fair value on the date of the Business Combination and are remeasured as of any warrant exercise date and at the end of each reporting period. No warrants were outstanding during the three and nine month period ended September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue	$767	$2,580	$1,443	$3,151

Operating expenses:
Customer experience	590	207	737	270
Selling, general and administrative	46,113	48,268	127,820	128,503
Research and development	97,411	34,289	211,578	103,997
Depreciation and amortization	2,214	2,895	7,981	8,635
Total operating expenses	146,328	85,659	348,116	241,405

Operating loss	(145,561)	(83,079)	(346,673)	(238,254)

Interest income	3,524	240	6,327	785
Interest expense	(3,293)	(6)	(8,924)	(19)
Change in fair value of warrants	—	34,432	—	(34,650)
Other income, net	(203)	70	7	110
Loss before income taxes	(145,533)	(48,343)	(349,263)	(272,028)
Income tax expense	(21)	(25)	(69)	(74)
Net loss	$(145,554)	$(48,368)	$(349,332)	$(272,102)

For the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021
Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Revenue	$767	$2,580	$(1,813)	(70)%	$1,443	$3,151	$(1,708)	(54)%
We recorded revenues of $0.8 million for the three months ended September 30, 2022, compared to revenues of $2.6 million for the three months ended September 30, 2021. Revenues for the three months ended September 30, 2022 were primarily attributable to membership fees related to our Future Astronaut community, fees related to our Future Astronaut community event, and scientific research services earned under government contracts. Revenues for the three months ended September 30, 2021 were primarily attributable to sponsorship revenue generated from our Unity 22 spaceflight in July 2021, as well as revenue earned under government contracts from progress on the completion of certain technical milestones related to payload services.

We recorded revenues of $1.4 million for the nine months ended September 30, 2022, compared to revenues of $3.2 million for the nine months ended September 30, 2021. Revenues for the nine months ended September 30, 2022 were primarily attributable to membership fees related to our Future Astronaut community, fees related to our Future Astronaut community event, and scientific research services under government contracts. Revenues for the nine months ended September 30, 2021 were primarily attributable to sponsorship revenue and spaceflights in May and July of 2021, as well as revenue earned under government contracts from progress on the completion of technical milestones related to payload services.

Customer Experience

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Customer experience	$590	$207	$383	185%	$737	$270	$467	173%
We recorded customer experience costs of $0.6 million for the three months ended September 30, 2022, compared to $0.2 million of costs for the three months ended September 30, 2021. Customer experience costs for the three months ended September 30, 2022 were primarily attributable to costs related to our Future Astronaut community event. Costs for the three months ended September 30, 2021 were primarily attributable to incremental costs related to the completion of payload services, labor costs provided for engineering services under long-term U.S. government contracts, and agent fees related to sponsorship revenue.
We recorded customer experience costs of $0.7 million for the nine months ended September 30, 2022, compared to $0.3 million for the nine months ended September 30, 2021. Customer experience costs for the nine months ended September 30, 2022 were primarily attributable to costs related to our Future Astronaut community event, other costs to maintain our Future Astronaut community, and labor costs provided for scientific research services. Costs for the nine months ended September 30, 2021 were primarily attributable to incremental costs related to the completion of payload services, labor costs provided for engineering services under long-term U.S. government contracts, and agent fees related to sponsorship revenue.

Selling, General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Selling, general and administrative	$46,113	$48,268	$(2,155)	(4)%	$127,820	$128,503	$(683)	(1)%
Selling, general and administrative expenses decreased from $48.3 million for the three months ended September 30, 2021 to $46.1 million for the three months ended September 30, 2022. This decrease was primarily due to a $8.7 million decrease in marketing related expenses attributable to our spaceflight in July 2021. This decrease was partially offset by a $4.6 million increase in salary, bonus, and other employee benefits and a $2.1 million increase in consulting, legal and other professional costs.
Selling, general and administrative expenses decreased from $128.5 million for the nine months ended September 30, 2021 to $127.8 million for the nine months ended September 30, 2022. This decrease was primarily due to a $12.9 million decrease in stock-based compensation and a $8.7 million decrease in marketing related expenses attributable to our spaceflights in May and July 2021. These decreases were partially offset by a $12.1 million increase in salary, bonus and other employee benefits, a $6.3 million increase in consulting, legal and other professional costs and a $2.2 million increase in software licensing and IT costs.

Research and Development

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Research and development	$97,411	$34,289	$63,122	184%	$211,578	$103,997	$107,581	103%
Research and development expenses increased from $34.3 million for the three months ended September 30, 2021 to $97.4 million for the three months ended September 30, 2022. This increase was primarily due to costs associated with developing our spaceflight system, specifically a $49.7 million increase in contract labor and materials and a $8.8 million increase in salaries, bonus, and other employee benefits. In addition, there was a $2.9 million increase in facilities costs and a $1.9 million increase in consulting, insurance, IT and other professional costs.
Research and development expenses increased from $104.0 million for the nine months ended September 30, 2021 to $211.6 million for the nine months ended September 30, 2022. This increase was primarily due to costs associated with developing our spaceflight system, specifically a $77.9 million increase in contract labor and materials and a $20.9 million increase in salaries, bonus, and other employee benefits. In addition, there was a $5.3 million increase in facilities costs and a $4.6 million increase in consulting, insurance, IT and other professional costs. These increases were partially offset by a $1.3 million decrease in stock-based compensation.

Depreciation and Amortization

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Depreciation and amortization	$2,214	$2,895	$(681)	(24)%	$7,981	$8,635	$(654)	(8)%
Depreciation and amortization expense decreased from $2.9 million for the three months ended September 30, 2021 to $2.2 million for the three months ended September 30, 2022, a decrease of $0.7 million when compared to 2021.
Depreciation and amortization expense decreased from $8.6 million for the nine months ended September 30, 2021 to $8.0 million for the nine months ended September 30, 2022, a decrease of $0.7 million when compared to 2021.
Change in the Fair Value of Warrants

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Change in fair value of warrants	$—	$34,432	$(34,432)	(100)%	$—	$(34,650)	$34,650	(100)%
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. No warrants were outstanding during the three and nine month periods ended September 30, 2022.

Interest Income

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Interest income	$3,524	$240	$3,284	1,368%	$6,327	$785	$5,542	706%
Interest income increased from $0.2 million for the three months ended September 30, 2021 to $3.5 million for the three months ended September 30, 2022. This increase was primarily driven by interest earned on marketable securities.
Interest income increased from $0.8 million for the nine months ended September 30, 2021 to $6.3 million for the nine months ended September 30, 2022. This increase was primarily driven by interest earned on marketable securities.

Interest Expense

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	(In thousands, except %)
Interest expense	$3,293	$6	$3,287	54,783%	$8,924	$19	$8,905	46,868%
Interest expense increased from less than $0.1 million for three months ended September 30, 2021 to $3.3 million for the three months ended September 30, 2022. This increase was primarily driven by interest expense and amortization of debt issuance costs related to our January 2022 senior convertible notes.
Interest expense increased from less than $0.1 million for the nine months ended September 30, 2021 to $8.9 million for the nine months ended September 30, 2022. This increase was primarily driven by interest expense and amortization of debt issuance costs related to our January 2022 senior convertible notes.

Other Income (expense), net

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Other income (expense), net	$(203)	$70	$(273)	(390)%	$7	$110	$(103)	(94)%
Other income (expense), net decreased from less than $0.1 million for three months ended September 30, 2021 to $(0.2) million for the three months ended September 30, 2022, a decrease of $0.3 million when compared to 2021.
Other income (expense), net decreased from $0.1 million for the nine months ended September 30, 2021 to less than $0.1 million for the nine months ended September 30, 2022, a decrease of $0.1 million when compared to 2021.

Income Tax Expense

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2022	2021			2022	2021
	($ in thousands)				(In thousands, except %)
Income tax expense	$21	$25	$(4)	(16)%	$69	$74	$(5)	(7)%
Income tax expense was immaterial for the three and nine months ended September 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level as we have not yet started commercial operations. We maintain a substantially full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expenses shown above are primarily related to minimum state filing fees in the states where we have operations as well as corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of September 30, 2022, we had cash, cash equivalents and restricted cash of $434.4 million and $675.8 million in marketable securities. Since the consummation of our business combination transaction in 2019, our principal sources of liquidity have come from our sales of our common stock and offering of convertible senior notes ("2027 Notes").

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

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by
Operating activities	$(248,999)	$(165,637)
Investing activities	(322,639)	(288,584)
Financing activities	455,968	495,909
Net change in cash and cash equivalents and restricted cash	$(115,670)	$41,688
Operating Activities
Net cash used in operating activities was $249.0 million for the nine months ended September 30, 2022, which primarily consisted of $349.3 million of net losses, adjusted for non-cash items, which primarily included depreciation, amortization and impairment expense of $12.2 million, stock based compensation expense of $34.5 million, amortization of debt issuance costs of $1.5 million, non-cash interest and other operating activities of $6.1 million, as well as $46.1 million of cash provided by working capital.

Net cash used in operating activities was $165.6 million for the nine months ended September 30, 2021, which primarily consisted of $272.1 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $8.6 million, stock based compensation expense of $48.7 million, and change in fair value of warrants of $34.7 million, as well as $14.5 million of cash provided by working capital.

Investing Activities
Net cash used in investing activities was $322.6 million for the nine months ended September 30, 2022, which consisted of $604.9 million purchases of marketable securities, as well as $12.3 million in capital expenditures, which was offset by $294.6 million in proceeds from maturities and calls of marketable securities.

Net cash used in investing activities was $288.6 million for the nine months ended September 30, 2021, which consisted of $286.1 million purchases of marketable securities, as well as $2.5 million in capital expenditures.

Financing Activities
Net cash provided by financing activities was $456.0 million for the nine months ended September 30, 2022, which primarily consisted of the issuance of the 2027 Notes for net proceeds of $413.7 million and net cash proceeds from sale and issuance of common stock of $98.5 million, offset by the purchase of the 2027 Capped Calls of $52.3 million and tax withholdings for net settled stock-based awards of $3.5 million.

Net cash provided by financing activities was $495.9 million for the nine months ended September 30, 2021, which primarily consisted of net cash proceeds from sale and issuance of common stock of $512.1 million, offset by tax withholdings for net settled stock-based awards of $15.8 million.

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

In some cases, we expect our arrangements with third-party providers, including under our Master Agreement with Aurora Flight Sciences Corporation (“Aurora"), a wholly owned subsidiary of The Boeing Company, for the design and manufacture of our next generation of carrier aircraft, will require significant capital expenditures from us, but such amounts are subject to future negotiations and cannot be estimated with reasonable certainty. Although we believe that our current capital is adequate to sustain our operations for at least the next twelve months, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single spaceship, we currently have additional spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we achieve technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and we will continue to expense these costs as incurred to research and development.

Short-term Liquidity and Capital Resources

For at least the next twelve months, we expect our principal demand for funds will be for our ongoing activities described above. We expect to meet our short-term liquidity requirements primarily through our cash, cash equivalents and marketable securities on hand. We believe we will have sufficient liquidity available to fund our business needs, commitments and contractual obligations for the next twelve months.

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

Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $1.1 billion as of September 30, 2022, of which $1.1 billion was invested in money market funds, certificate deposits, U.S. treasuries, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our marketable securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
As of September 30, 2022, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed on our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 2, 2022, Virgin Galactic, LLC (the “Subsidiary”), a wholly owned subsidiary of Virgin Galactic Holdings, Inc. (the “Company”) executed agreements (the “Master Agreements”) with Bell Textron Inc., a subsidiary of Textron Inc., and Qarbon Aerospace (Foundation), LLC (collectively, the “Suppliers”), under which the Suppliers will assist with the design and will manufacture the major subassemblies for the Company’s new Delta class spaceships.

The work under the Master Agreement is to be performed under a series of task orders, which cover the design assist, material procurement, tooling, and manufacturing of the new spaceships. Some portions of the work will be performed under task orders that will be billed on a time-and-materials basis, while others will be performed on a fixed-price basis.

The Subsidiary will retain responsibility as the design authority for the program, pursuant to which it will have final approval of the spaceship design and will perform final assembly, integration, and testing of the vehicles. The Subsidiary is also responsible for obtaining the airworthiness certificate for each spaceship manufactured under the program, as well as approval to use the new spaceship as part of the Company’s space flight system licensed by the U.S. Federal Aviation Administration.

The Master Agreement contains customary terms relating to payment terms, intellectual property, proprietary information, and termination. Under the preliminary schedule for the program, the first Delta class spaceship is expected to commence revenue-generating payload flights in late 2025, progressing to private astronaut flights in 2026. The foregoing description of the Master Agreement is a summary and is not complete and is qualified in its entirety by reference to the full text of the Master Agreements.

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
		S-4	333-233098	2.1(a)	10/03/2019
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
10.1(2)(3)	Master Agreement, dated July 5, 2022, by and between the Registrant and Aurora Flight Sciences Corporation	10-Q	001-38202	10.1	08/04/2022
10.2(2)(3)	Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC					*
10.3(2)(3)	First Amended and Restated Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC					*
10.4(3)	Agreement and General Release, dated August 30, 2022, by and between the Registrant and Michelle Kley					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: November 3, 2022		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)