Form 10-K
period 2022-12-31
Virgin Galactic Holdings, Inc
filed 2023-02-28
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

(949) 774-7640
(Registrant's telephone number, including area code)

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SPCE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and" emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the closing sales price of $6.02 reported on The New York Stock Exchange, was approximately $1.4 billion.

As of February 15, 2023, there were 280,260,286 shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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
•the effect of terrorist activity, armed conflict, including any escalation of hostility arising out of the conflict between Russia and Ukraine, natural disasters or pandemic diseases, including without limitation the COVID-19 pandemic, on the economy generally, and on our future financial or operational results, and our access to additional financing;

•consumer preferences and discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•extensive and evolving government regulation that impact the way we operate;
•risks associated with international expansion;
•our ability to maintain effective internal control over financial reporting and disclosure and procedures; and

•our ability to continue to use, maintain, enforce, protect and defend our owned and licensed intellectual property, including the Virgin brand.

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" below and for the reasons described elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Risk Factor Summary

Your investment in our common stock will involve certain risks. Set forth below is only a summary of the principal risks associated with an investment in our common stock. You should consider carefully the following discussion of risks, as well as the discussion of risks included in this annual report, before you decide that an investment in our common stock appropriate for you.

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

•Any delays in the development and manufacture of additional spaceflight systems and related technology may adversely impact our business, financial condition and results of operations.

•We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.

•Failure of third-party contractors could adversely affect our business.

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

•Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

•The COVID-19 pandemic has disrupted and may continue to adversely affect our business operations and our financial results.

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

We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space as tourists, professional astronaut training, flying autonomous scientific payloads and flying researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researchers and professional astronauts.

We intend to offer our customers a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. Our elegant and distinctive spaceflight system – which takes off and lands on a runway – has been designed for optimal safety and comfort. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose-built commercial spaceport and will be the site of our initial commercial spaceline operations. We believe the site provides us with a competitive advantage as it has a desert climate with relatively predictable weather conditions preferable to support our spaceflights and it also has airspace that is restricted for surrounding general commercial air traffic which facilitates frequent and consistent flight scheduling.

Our near-term focus is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May 2021 flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This was the third time Virgin Galactic has flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the Federal Aviation Administration ("FAA") resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our flight in July 2021 was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. As of December 31, 2022, we received reservations for approximately 800 spaceflight tickets and collected $103.3 million in deposits and membership fees from future astronauts. With each ticket purchased, future astronauts are granted membership in Virgin Galactic’s Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson. With this membership, they will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day.

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
•Our spaceship. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from the takeoff of our carrier aircraft to the landing of spaceship, of up to approximately 90 minutes. The spaceship cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below. Pilot-designed and pilot-flown missions aid safety and customer confidence, enhancing the spaceflight experience. With the exception of the rocket motor’s fuel and oxidizer, which must be replenished after each flight, the spaceship is designed as a wholly reusable vehicle.
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

Our operations also include spaceflight opportunities for research and technology development. Researchers have historically utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities related to the space environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets, satellites or orbital platforms. These opportunities are high cost, infrequent and may impose highly limiting operational constraints. Our spaceflight system is intended to provide the scientific research community low cost, repeatable access to space and the microgravity environment. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware such as middeck lockers that we provide to researchers that request them, along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive service allowing for experiments to be repeated rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in all of our spaceflights to date. In May 2021, we carried payloads into space for research purposes through NASA's Flight Opportunities Program, and our flight in July 2021 included a research payload from the University of Florida.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services, such as research, design, development, manufacturing and integration of advanced technology systems.

Commercial Space Industry

The commercial exploration of space represents one of the most exciting and important technological initiatives of our time. For the last six decades, crewed spaceflight missions commanded by the national space agencies of the United States, Russia and China have captured and sustained the attention of the world, inspiring countless entrepreneurs, scientists, inventors, ordinary citizens and new industries. Despite the importance of these missions and their cultural, scientific, economic and geopolitical influence, as of December 31, 2022, only approximately 640 humans have ever traveled above the Earth’s atmosphere into space. Overwhelmingly, these men and women have been government employees handpicked by government space agencies such as NASA, and trained over many years at significant expense. While these highly capable government astronauts have inspired millions, individuals in the private sector have had extremely limited opportunity to fly into space, regardless of their wealth or ambitions. We are planning to change that.

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

We have developed an extensive set of integrated aerospace development capabilities for developing, manufacturing and testing aircraft and related propulsion systems. These capabilities encompass preliminary systems and vehicle design and analysis, detail design, manufacturing, ground testing, flight testing and post-delivery support and maintenance. We believe our unique approach and rapid prototyping capabilities enable innovative ideas to be designed quickly, built and tested with process and rigor. In addition, we have expertise in configuration management and developing documentation needed to transition our technologies and systems to commercial applications. Further, we have developed a significant amount of know-how, expertise and capability that we believe we can leverage to capture growing demand for innovative, agile and low-cost development projects for third parties, including contractors, government agencies and commercial service providers. We are exploring strategic relationships to identify new applications for our technologies and to develop advanced aerospace technologies for commercial and transportation applications that we believe will accelerate progress within relevant industries and enhance our growth.
Human Spaceflight
The market for commercial human spaceflight for private individuals is new and virtually untapped. To date, private commercial space travel has been limited to a select group of individuals who were able to reach space only at great personal expense and risk. In 2001, Dennis Tito was the first private individual to purchase a ticket for space travel, paying an estimated $20 million for a ride to the International Space Station (the “ISS") on a Russian Soyuz rocket. Since then, only a limited number of individuals have purchased tickets and flown successful orbital and suborbital missions. In 2021, Blue Origin sold its first commercial ticket for a suborbital flight at a price of $28 million. Current prices for NASA spaceflights to the ISS and SpaceX orbital missions approximately range between $50 million and $75 million per seat.

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
Our Strategy
Using our proprietary and reusable flight system and supported by a distinctive, Virgin-branded customer experience, we seek to provide affordable, safe, reliable and regular transportation to space. To accomplish this, we intend to:
•Launch our commercial program for human spaceflight. In December 2018, we flew our first spaceflight using our spaceship, VSS Unity. This marked the first-ever flight of a vehicle designed for commercial service to take humans into space and was the first crewed space launch from U.S. soil since 2011. In February 2019, we flew VSS Unity to space for a second time and, in addition to the two pilots, carried a crew member in the cabin. The crew member was able to unbuckle her seatbelt and float around the cabin in weightlessness – another first for a commercial space vehicle. All five crew members flown across these two flights were thereafter awarded official U.S. government commercial astronaut wings in recognition of having traveled more than 50 miles above sea level. After relocating our flight operations to Spaceport America, we have flown an additional two spaceflights, in May and July of 2021. The May 2021 flight was the third time Virgin Galactic had flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the FAA resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our systems.
•Expand the fleet to increase our flight rate. We will commence commercial operations with our spaceship, VSS Unity, and our mothership carrier aircraft, VMS Eve, which together comprise our spaceflight system. We are currently developing our newest spaceship, VSS Imagine. We believe these crafts will be sufficient to meet our initial operating plan. We intend to expand our fleet with our next generation vehicles, our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. Beyond that, we plan to identify opportunities to expand to additional spaceports.
•Lower operating costs. We are focused on developing and implementing manufacturing and operating efficiencies in an effort to decrease the manufacturing cost per spaceship, mothership and propulsion system. Additionally, we expect that, as we commence commercial operations, our staff will become more efficient in various aspects of operations and maintenance to reduce associated operating costs.
•Leverage our proprietary technology and deep manufacturing experience to augment our product and service offerings and expand into adjacent and international markets. We have developed an extensive set of integrated aerospace development capabilities and technologies. While our primary focus for the foreseeable future will be on commercializing human space flight, we intend to explore the application of our proprietary technologies and our capabilities in areas such as design, engineering, composites manufacturing, high-speed propulsion and production for other commercial and government uses. Among other opportunities, we believe our technology could be used to develop high-speed vehicles that drastically reduce travel time for point-to-point international travel. By leveraging our technology and operations, we believe we will also have an opportunity in the future to pursue growth opportunities abroad, including by potentially opening additional spaceports or entering into other arrangements with different international government agencies. We also expect to continue and expand our government and research payload business, in addition to developing additional commercial partnerships.

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
•Significant backlog and pent-up customer demand. We believe a significant market opportunity exists for a company that can provide high net worth individuals with the opportunity to enjoy a spaceflight experience in comfort and safety. While not yet in commercial service, we have already received significant interest from future astronauts and research organizations. As of December 31, 2022, we received reservations for spaceship flights from approximately 800 future astronauts and collected $103.3 million in deposits and membership fees. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. We are reserving 100 seats within our first 1,000 commercial seats sold for research and scientific experiments. As of December 31, 2022, the tickets sold represent approximately $207 million in expected future spaceflight revenue upon completion of space flights and collection of outstanding balances owed by customers, which become due prior to space flights. Additionally, as of December 31, 2022, we have flown 12 payloads for space research missions and intend to pursue similar arrangements for additional research missions. We continue to see demand for future payload flights with per-seat equivalent prices higher than our consumer offering.

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

•Limited competition with natural barriers to entry. Entry into the commercial human spaceflight market requires a significant financial investment as well as many years of high-risk development. We were formed in 2004 after the architecture of our spaceflight system had been proven in prototype form, which in itself had taken several years. In total, the development of our platform and capabilities has required approximately $2 billion in total investment to date. We are aware of only one competitor with a similar investment of time and money in suborbital commercial human spaceflight, which is taking a different approach to its launch architecture.
•Highly specialized and extensive integrated design and manufacturing capabilities. We possess highly specialized and extensive integrated capabilities that enable us to manage and control almost all elements of design and manufacturing of our current generation of spaceships and carrier aircraft. These capabilities include a unique approach to rapid prototyping that enables us to design, build and test innovative ideas quickly; a deep composite manufacturing experience with broad applications in the aerospace industry; a dedicated team and facilities that support the full development of our high-performance vehicles; a 200,000 square foot campus in Mojave, California that houses fabrication, assembly, hangar and office space and where we perform ground and test operations; and a design and collaboration center in Tustin, California. We have partnered with third parties to manufacture key subassemblies for our next generation spaceships, which will be assembled in our manufacturing and operations facilities in Mesa, Arizona. Additionally, we have partnered with a third party for the design and manufacturing of our next generation motherships. These partnerships further enhance our current design and manufacturing capabilities.
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
•Experienced management team and an industry-leading flight team. Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International, and leads a senior management and advisory team with extensive experience in the aerospace industry, including NASA’s former space shuttle launch integration manager and former Senior Vice President of Delta Air Lines' TechOps Services Group. Our team of pilots is similarly experienced, with 267 years of collective flight experience, and includes former test pilots for NASA, the Royal Air Force, the Royal Canadian Air Force, the U.S. Air Force, the Italian Air Force, and the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the Future Astronaut community.
Our Assets
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

The mothership has completed an extensive, multi-year test program that included a combination of ground and flight tests. As of December 31, 2022, it had completed 300 test flights, with more than 50 of those being dual tests with SpaceShipTwo, VSS Unity. Planned upgrades of the mothership are complete, and ground tests and validation test flights have commenced in the first quarter of 2023 to verify the enhancements to the ship.

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

SpaceShipTwo, VSS Unity, is completing an extensive flight test program that began in March 2010 with the original SpaceShipTwo, VSS Enterprise, which was built by a third-party contractor. This flight program was designed to include a rigorous series of ground and flight tests. As of December 31, 2022, the SpaceShipTwo configuration had completed more than 50 test flights, of which ten were rocket-powered test flights, including successful flights to space in December 2018, February 2019, May 2021 and July 2021. Prior to commercial launch, SpaceShipTwo will complete its flight test program at Spaceport America in New Mexico.
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

The terminal hangar building, officially designated the “Virgin Galactic Gateway to Space,” was designed to be functional and beautiful, matching future astronauts’ high expectations of a Virgin-branded facility and delivering an aesthetic consistent with the Virgin Galactic experience. The form of the building in the landscape and its interior spaces capture the drama and mystery of spaceflight, reflecting the thrill of space travel for our future astronauts. The LEED-Gold certified building has ample capacity to accommodate our staff and our current fleet of vehicles.
Signature Campus in Sierra County
In August 2022, the Company secured land to move forward with the development of a new astronaut campus and training facility in the State of New Mexico, near Spaceport America. The land, located in Sierra County, will be home to a new, first-of-its-kind astronaut campus, for the exclusive use by Virgin Galactic future astronauts and up to three of their guests in advance of a spaceflight from Spaceport America. The master plan for the campus includes training facilities, purposeful accommodations, and tailored experiences as well as an observatory, wellness center, recreation activities, and unique dining options.
The Astronaut Journey
Our goal is to offer our future astronauts an unmatched but affordable opportunity to experience spaceflight safely and without the need for any prior experience or training. We have worked diligently for over a decade to plan every aspect of the customer’s journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences and reliable transportation system operations and safety. We have had the considerable advantage of building and managing our initial community of future astronauts, comprised of individuals from 65 countries who have made reservations to fly on our spaceships. This community is actively engaged, allowing us to understand the style of customer service and experience expected before, during and after each flight. We have used customer input to ensure that each customer’s journey with us, from end to end, will represent a pinnacle life experience and achievement.

The Virgin Galactic astronaut reservation process, honed and proven over many years, is personalized and consultative, but underpinned by a digital customer relationship management journey. It is designed to deliver a high-touch but efficient and scalable user experience. Once the reservation transaction is completed, the customer receives immediate membership of the Future Astronaut community and access to an annual calendar of money-can’t-buy events and experiences, including exclusive weeks 'at home' with Sir Richard Branson, visits to Virgin Galactic’s facilities in New Mexico and California, as well as space readiness activities such as zero-gravity aircraft flights and high-g centrifuge training. Each customer is welcomed and on-boarded into the Future Astronaut community via a call with our customer team in the London-

based ‘Astronaut Office.’ That welcome and sense of membership is reinforced by a high quality and personalized welcome pack sent to each customer. This pack contains specially designed branded assets, including a membership card and a personal letter from Sir Richard Branson, welcoming the future astronaut into the Virgin Galactic family. Future astronauts are kept apprised of community activity and company news through an app-accessed customer portal, which has undergone an extensive upgrade. Once we commence commercial operations, which is expected to begin in the second quarter of 2023, this portal will also be the principal tool by which we will provide and receive necessary information from our future astronauts in preparation for their spaceflights.

Prior to traveling to Spaceport America to begin their journey, each future astronaut will be required to complete a medical history questionnaire. In addition to completing this questionnaire, each future astronaut will also undergo a medical assessment with an aerospace medical specialist, typically within six months of flight. Some future astronauts may be asked for additional testing as indicated by their health status. Based on our observations in tests involving a large group of our future astronauts, we believe that the vast majority of people who want to travel to space in our program will not be prevented from doing so by health or fitness considerations.
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

The spaceship cabin has been designed, like the spaceport interior, to deliver an aesthetic consistent with our brand values and optimize the flight experience. User experience features are expected to include strategically positioned high-definition video cameras, flight data displays and cabin lighting. Virgin companies are renowned for their interior design, particularly in the aviation industry. That experience and reputation have been brought to bear on both spaceship and spaceport interiors to optimize the customer journey.

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
Sales and Marketing
In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. As of December 31, 2022, we had reservations for approximately 800 spaceflight tickets and collected $103.3 million in deposits and membership fees from future astronauts, representing potential spaceflight revenue of approximately $207 million. Through strong capabilities in community management, we have high retention rates, despite deposits being largely refundable. We are reserving 100 seats within our first 1,000 commercial seats sold for research and scientific experiments. We believe these sales are largely attributable to the strength and prominence of the Virgin Galactic brand, which has driven many of our future astronauts directly to us with inbound requests. We have also benefited from Sir Richard Branson’s network to generate new inquiries and reservation sales, as well as referrals from existing reservation holders. As we transition to full commercialization, we intend to take a more active role in marketing and selling our spaceflight experience.

Given that sales of spaceflights are consultative and generally require a one-on-one sales approach, we intend to go to market using our direct sales organization as well as utilize partnerships with third-party luxury travel agencies. Our direct sales organization, known as the "Astronaut Office," is headquartered in London, England. The Astronaut Office also actively manages our Future Astronaut community and has expanded the reach of our direct sales organization using a global network of high-end travel professionals. Our current partnership with Virtuoso presents a referral and marketing opportunity to Virtuoso's network of more than 20,000 luxury travel advisors and their upscale clientele.

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
•researchers the ability to accompany and tend to their experiments in space;
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

All of our manufacturing operations, which include, among others, fabrication, assembly, warehouse and both ground and test operations, are located in Mojave, California, at the Air and Space Port, where our campus spans over 200,000 square feet. This location provides us with year-round access to airspace for various flight test programs. The Company plans to assemble our next generation spaceships in Mesa, Arizona, which consists of approximately 151,000 square feet of manufacturing and operating facilities. Our Design and Engineering center is located in Tustin, California and encompasses approximately 61,000 square feet of office space and functions as our headquarters.
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

All Virgin and Virgin-related trademarks are owned by Virgin Investments Limited and our use of such trademarks is subject to the terms of the Amended TMLA, including our adherence to Virgin’s quality control guidelines and granting Virgin customary audit rights over our use of the licensed intellectual property.
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
Regulatory
Federal Aviation Administration
The regulations, policies, and guidance issued by the FAA apply to the use and operation of our spaceflight system. When we operate our spaceflight system as “launch vehicles,” meaning a vehicle built to operate in, or place a payload or human beings in, space, the FAA’s commercial space transportation requirements apply. Operators of launch vehicles are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s financial responsibility and insurance requirements for third party liability and government property. Congress enacted a law prohibiting the FAA from issuing regulations until 2023 for the safety of persons on launch vehicles such as our spaceships and mothership unless a death or serious injury, or event that could have led to a death or serious injury, were to occur earlier. Once this law expires, we may face increased and more expensive regulation from the FAA relating to our spaceflight activities. The FAA recently issued a revision to their regulations governing commercial spaceflight that is intended to streamline the approach towards licensing. We are evaluating the scope and impact of these regulations on our existing license as well as any future operations.

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

International Traffic in Arms Regulations and Export Controls
Our spaceflight business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations ("ITAR") and the U.S. Export Administration Regulations (“EAR"). The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.

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

Failure by us to comply with applicable export control laws and regulations could result in reputational harm as well as significant civil or criminal penalties, fines, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. government. Further, even investigations of suspected or alleged violations can be expensive and disruptive. Thus, violations (or allegations of violations) of applicable export control laws and regulations could materially adversely affect our reputation, business, financial condition and results of operations.

Human Capital
Our employees are the cornerstone to our success. As of December 31, 2022, we had 1,166 employees across the globe. Prior to joining our company, many of our employees had prior experience working for a wide variety of reputed commercial aviation, aerospace, high-technology, and world-recognized organizations.

Our integrated human capital management strategy includes the acquisition, development, and retention of our employees, as well as the design of market-based compensation and benefits programs to enable and achieve our strategic mission.

Total Workforce Demographics:

•Compensation and Benefits:
◦Virgin Galactic strives to offer competitive compensation, benefits and services that meet the needs of its employees, including short-term and long-term incentive programs, defined contribution plan, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits to attract, retain and promote high-performing employees and reduce turnover and associated costs. In addition, Virgin Galactic's incentive programs are aligned with the Company's mission and intended to motivate strong performance.

◦For the year ended December 31, 2022, the compensation and benefits expense earned by personnel totaled $162.0 million.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. Investors should consider carefully the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.
Risks Related to Our Business
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred net losses of $500.2 million, $352.9 million and $644.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. While we have generated limited revenue from flying payloads into space, scientific research services, and fees related to our Future Astronaut community membership and Future Astronaut community event, we have not yet started commercial human spaceflight operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to increase over the next several years as we prepare for and commence the commercial launch of our human spaceflight operations, continue to attempt to streamline our manufacturing process, increase our flight cadence, hire more employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring future astronauts or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

The success of our business will be highly dependent on our ability to effectively market and sell human spaceflights.
We have generated only limited revenue from spaceflight, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell human spaceflight experiences. We have limited experience in marketing and selling human spaceflights, which we refer to as our astronaut experience. If we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, to adequately target and engage our potential future astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience to future astronauts through direct sales and have sold a limited number of seats each year. Our success depends, in part, on our ability to attract new future astronauts in a cost-effective manner. While we had a backlog of approximately 800 future astronauts as of December 31, 2022, we are making, and we expect that we will need to continue to make, significant investments in order to attract new future astronauts. Our sales growth depends on our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of future astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new future astronauts at the same rate as past campaigns or brand content. If we are unable to attract new future astronauts, our business, financial condition and results of operations will be harmed.

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
We expect to commence commercial operations with a single spaceflight system in the second quarter of 2023, with both the spaceship and the carrier craft being needed to conduct commercial spaceflight operations. Following each flight test we undertake, we analyze the resulting data and determine whether additional changes to the spaceflight system are required. Historically, changes have been required and implementing those changes has resulted in additional delay and expense. For example, an unanticipated in-flight incident involving an earlier model of SpaceShipTwo manufactured and operated by a third-party contractor, led to the loss of that spaceship and significant delays in the planned launch of our spaceflight system as we addressed design and safety concerns, including with applicable regulators. If issues like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with manufacturing improvements or design and safety of either the spaceship or the carrier craft that comprise our spaceflight system, the anticipated launch of our commercial human spaceflight operations could be delayed.
Any inability to operate our spaceflight system after commercial launch at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
Even if we complete development and commence commercial human spaceflight operations, we currently are dependent on a single spaceflight system. To be successful, we will need to maintain a sufficient flight rate, which will be negatively impacted if we are not able to operate that system for any reason. We may be unable to operate our current spaceflight system at our anticipated flight rate for a number of reasons, including, but not limited to, unexpected weather patterns, maintenance issues, pilot error, design and engineering flaws, natural disasters, epidemics or pandemics (including COVID-19), changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. Our spaceflight systems are highly sophisticated and depend on complex technology, and we require them to meet rigorous performance goals that may from time to time necessitate that we replace critical components or hardware. Our ability to operate in airspace may also be superseded by the U.S. Department of Defense priority missions. In the event we need to replace any components or hardware of our spaceflight system, there are limited numbers of replacement parts available, some of which have significant lead time associated with procurement or manufacture, so any failure of our systems or their components or hardware could result in reduced numbers of flights and significant delays to our planned growth.
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
•performance of our third-party contractors to design and manufacture our next generation carrier aircraft as well as manufacture key subassemblies for our next generation spaceships;
•our ability to maintain rights from third parties for intellectual properties critical to our research and development activities;
•our ability to continue funding and maintain our current research and development activities; and
•the impact of the COVID-19, or an outbreak of another highly infectious or contagious disease or other health concern, on us, our customers, suppliers and distributors, and the global economy.
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
As of December 31, 2022, our backlog represents orders from approximately 800 future astronauts for which we have not yet recognized spaceflight revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable and the reservations may be cancelled under certain circumstances without penalty. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue.
Many events may cause a delay in our ability to fulfill reservations or cause planned spaceflights to not be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, natural disasters, epidemics or pandemics (including COVID-19), changes in governmental regulations or in the status of our regulatory approvals or applications or other events that may force us to cancel or reschedule flights. If we delay spaceflights or if future astronauts reconsider their astronaut experience, those future astronauts may seek to cancel their planned spaceflight, and may obtain a full or partial refund.
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
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new spaceflight systems and related technology, including due to the COVID-19 pandemic, as well as other factors. If delays like this arise or recur, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system or delays in increasing production further.
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
In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, unfavorable economic conditions, whether related to the COVID-19 pandemic, inflation, interest rates or otherwise have resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

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
Our ability to produce our current and future spaceflight systems and other components of operation is dependent upon sufficient availability of raw materials and supplied components, such as nitrous oxide, valves, tanks, special alloys, helium and carbon fiber, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs. For example, there are only a few nitrous oxide plants around the world and if one or more of these plants were to experience a slowdown in operations or to shutdown entirely, including as a result of the COVID-19 pandemic, we may need to qualify new suppliers or pay higher prices to maintain the supply of nitrous oxide needed for our operations.
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
We are dependent on various third-party contractors to develop and provide critical technology, systems and components required for our spaceflight system. For example, each spaceflight currently requires replenishment of certain components of our rocket motor propulsion system that we obtain from third-party contractors. Should we experience complications with any of these components, which are critical to the operation of our spacecraft, we may need to delay or cancel scheduled spaceflights. We face the risk that any of our contractors may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by such contractors’ financial difficulty or damage to their operations caused by fire, terrorist attack, military conflict, natural disaster, pandemic, such as the COVID-19 pandemic, or other events. The failure of any contractors to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. In addition, the failure of third-party providers to design and manufacture our next generation carrier aircraft as well as manufacture key subassemblies for our next generation spaceships in accordance with our expectations could result in delays to our next generation vehicles service dates and adversely impact our future flight rate. Our reliance on contractors and inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition and results of operations.
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

While our primary focus for the foreseeable future will be on commercializing and expanding access to human spaceflight, we have invested certain of our resources in developing new technologies, services, products and offerings, such as high speed point-to-point travel and expect that we may invest a more significant amount of resources to those purposes in the future. However, we may not realize the expected benefits of these investments. These anticipated technologies, services, products and offerings are unproven and subject to significant continued design and development efforts, may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these technologies, services, products and offerings. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. We may also seek to expand the application of our existing proprietary technology in new and unproven offerings. Further, under the terms of an amended and restated trademark license agreement (the “Amended TMLA”), our ability to operationalize some of the technologies may be dependent upon the consent of Virgin Enterprises Limited ("VEL"). Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.
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
In the case of our branding, we do not own the Virgin brand or any other Virgin-related assets, as we license the right to use the Virgin brand pursuant to the Amended TMLA. Virgin controls the Virgin brand, and the integrity and strength of the Virgin brand will depend in large part on the efforts and businesses of Virgin and the other licensees of the Virgin brand and how the brand is used, promoted and protected by them, which will be outside of our control. For example, negative publicity or events affecting or occurring at Virgin or other entities who use the Virgin brand, including transportation companies and/or other entities unrelated to us that presently or in the future may license the Virgin brand, may negatively impact the public’s perception of us, which may have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.
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
Additionally, the FAA and other state government agencies also enforce informed consent and cross-waiver requirements for spaceflight participants and have the authority to regulate training and medical requirements for crew. Certain related federal and state laws provide for indemnification or immunity in the event of certain losses. However, this indemnification is subject to limits, and money to be used for indemnification under federal laws is still subject to approval by the FAA and Congress. Furthermore, no such claim regarding the immunity provided by these informed consent provisions has been brought in New Mexico or in federal courts, and we are unable to determine whether the protections provided by applicable laws or regulations would be upheld by U.S. or foreign courts.
Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, the FAA has recently released new licensing rules relating to commercial space launches, and our ability to achieve compliance with these rules by the 2026 deadline and maintain compliance thereafter could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. Potential conflicts between U.S. policy and international norms defining the altitude above the earth’s surface where “space” begins and defining the status of, and obligations toward, spaceflight participants could introduce an additional level of legal and commercial complexity. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.
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

We expect that new industry standards, laws and regulations will continue to evolve regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act as amended by the California Privacy Rights Act, the European General Data Protection Regulation ("GDPR") and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”).

As we have expanded our international presence, we are also subject to additional privacy rules, many of which, such as the GDPR and national laws supplementing the GDPR, are significantly more stringent than those currently enforced in the United States. The GDPR and UK GDPR require companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area ("EEA") and the UK. These more stringent requirements include comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR and UK GDPR also include significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million/GBP 17.5 million or 4% of a group’s worldwide turnover. In addition to fines, a breach of the GDPR or UK GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

The GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-

by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

We are also subject to evolving U.S., EU and UK online services and digital privacy and data laws as well as privacy laws on cookies, pixels, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of U.S., EU, EU Member State and UK online services and digital privacy and data laws as well as privacy laws on cookies, pixels and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. A class action complaint alleging violations of federal securities laws has also been filed against us in the Eastern District of New York alleging, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of its ships and success of its commercial flight program. Four derivative suits have also been filed in the Eastern District of New York alleging, in some combination and among other claims, violations of federal securities laws and fiduciary duty breaches, including substantially similar allegations as those in the class action lawsuit. Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts, military conflicts, macroeconomic conditions and political events could disrupt our business and flight schedule.

The occurrence of one or more natural disasters such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks (including COVID-19), terrorist attacks, military conflicts or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for spaceflight to occur as planned, resulting in additional expense to reschedule the operation and customer travel plans, thereby reducing our sales and profitability.

Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, such as the ongoing conflict between Russia and Ukraine, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. In addition, other potential supply chain disruptions, such as product recalls, labor supply or stoppages, reduced freight availability and increased costs, port disruption, manufacturing facility closures, the financial or operational instability of key suppliers and carriers, changes in diplomatic or trade relationships (including any sanctions, restrictions, and other responses such as those related to current geopolitical events), or other reasons, could impair our ability to develop our next generation vehicles. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

These events also could cause or act to prolong an economic recession or depression in the United States or abroad, such as the business disruption and related financial impact that resulted from the global COVID-19 pandemic. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, we may be required to delay our commercial launch, be unable to maintain spaceflight schedules, provide other support functions to our astronaut experience or fulfill our other contracts. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our commercial spaceflight operations.
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
•the impact of epidemics or pandemics, including the business disruption and related financial impact resulting from the global COVID-19 pandemic; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The individual or cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.
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
The COVID-19 pandemic has disrupted and may continue to adversely affect our business operations and our financial results.

The global spread of COVID-19 disrupted certain aspects of our operations and may adversely impact our business operations, including our ability to execute on our business strategy and goals. Specifically, the spread of COVID-19 and precautionary actions taken related to COVID-19 adversely impacted our operations, including our ability to complete the development of our spaceflight systems, or our spaceflight test programs, causing delays or disruptions in our supply chain, and decreasing our operational efficiency in space flight system manufacturing, maintenance, ground operations and flight operations.

Many jurisdictions, including in California, New Mexico and the United Kingdom, where most of our workforce is located, imposed “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities and business operations. Compliance with these orders disrupted our standard operations, including disruption of operations necessary to complete the development of our spaceflight systems and postponement of our scheduled spaceflight test programs. For example, consistent with the actions taken by governmental authorities, we initially reduced and then temporarily suspended on-site operations at our facilities in Mojave, Spaceport America, Washington D.C. and London in March 2020. Although all of our facilities have reopened, there can be no assurance that additional closures or re-closures will not be mandated in the future.

The pandemic has also resulted in, and may continue to result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital, which could in the future negatively affect our liquidity and capital resources. Given the impact of the pandemic, responsive measures taken by governmental authorities and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will further affect our global operations. To the extent COVID-19 adversely affects our business operations and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, or an outbreak of another highly infectious or contagious disease or other health concern, the Company may be subject to similar risks as posed by COVID-19.
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

We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred. Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect our operations, operating costs, or competitive position.

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

Failure to keep up with evolving trends and shareholder expectations relating to environmental, social and governance practices or reporting could adversely impact our reputation, share price and access to and cost of capital.

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

We are exposed to changes to the global macroeconomic environment beyond our control, including inflation fluctuations.

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operation. The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses and increased costs for supplies. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

Risks Related to Our Ownership Structure
Virgin Investments Limited has significant ability to control the direction of our business, which may prevent potential investors and other stockholders from influencing significant decisions.
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
In 2022, we sold $425,000,000 aggregate principal amount of 2.50% convertible senior notes due 2027 (the "2027 Notes"). We may also incur additional indebtedness to meet future needs. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:
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
In connection with the sale of the 2027 Notes, we entered into convertible note hedge transactions in the form of capped call transactions ("the 2027 Note Hedge"), with certain financial institutions, or option counterparties. The 2027 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, subject to a cap.
The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do so (x) during any observation period related to a conversion of the Notes and (y) following any repurchase of the 2027 Notes by us on any fundamental change repurchase date (as provided in the indenture governing the 2027 Notes) or otherwise, in each case, to the extent we exercise the relevant election under the 2027 Note Hedge transactions to unwind them early, (z) during the observation period for conversions of the Notes at maturity). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2027 Notes, which could affect note holders’ ability to convert the 2027 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2027 Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the 2027 Notes.
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
•delays in development of additional spaceships and motherships or in the completion of our ground and flight testing programs;
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

•short sales of our common stock; and
•general economic and political conditions such as the COVID-19 global health crisis or other pandemics or epidemics, recessions, inflation, interest rates, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
Our ability to use our U.S. federal and state operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, the Company’s ability to utilize net operating loss carryforwards or other tax attributes such as research tax credits, in any taxable year, may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 “ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may have or may in the future, experience one or more Section 382 “ownership changes.” As a result, we may be unable to use a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we are incurring, and will continue to incur significant legal, accounting and other expenses. Our management team and many of our other employees will need to devote substantial time to compliance, which may divert management's attention and resources from our business.

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
Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We operate primarily at three locations in California and New Mexico. All of our current operating facilities are located on land that is leased from third parties. We also currently lease facilities in Arizona and own land in New Mexico, which we plan to develop further to support the manufacturing of our next generation spaceships and develop a new astronaut campus and training facility, respectively. We believe that such facilities meet our current and future anticipated needs.

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

On July 14, 2022, the Company entered into an agreement to lease approximately 151,000 square feet of manufacturing and operations facilities in Mesa, Arizona which consists of two hangars. The lease has an initial term of ten years and five months after its commencement with options for extension. We plan to use the facilities to assemble our next generation Delta class spaceships.

Item 3.    Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, including the matters described in the notes to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “SPCE.”

Holders
As of February 15, 2023, there were 716 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on October 28, 2019 (the date our common stock began trading on the NYSE after the Virgin Galactic Business Combination) through December 31, 2022 for (1) our common stock, (2) Standard & Poor's ("S&P") 500 Index and (3) the average of comparable companies listed in the NYSE. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Return Performance
500.00
400.00
300.00
200.00
100.00
0.00
10/28/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Virgin Galactic Holdings
Comparable Companies
S&P 500 Index

As of December 31, 2022, the comparable companies used are comprised of the following companies: Atlas Air Worldwide Holdings, Inc., The Boeing Company, Comtech Telecommunications Corp., EchoStar Corporation, Hexcel Corporation, Iridium Communications Inc., KVH Industries Inc., L3 Harris Technologies Inc., Lockheed Martin Corp., Northrop Grumman Corp., and Tesla, Inc.

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
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2022 and 2021. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2021 and 2020 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

We intend to offer our customers a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. Our elegant and distinctive spaceflight system – which takes off and lands on a runway – has been designed for optimal safety and comfort. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose-built commercial spaceport and will be the site of our initial commercial spaceflight operations. We believe the site provides us with a competitive advantage as it has a desert climate with relatively predictable weather conditions preferable to support our spaceflights and it also has airspace that is restricted for surrounding general commercial air traffic which facilitates frequent and consistent flight scheduling.

Our near-term focus is to launch the commercial program for human spaceflight. In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we have flown an additional two spaceflights in May and July of 2021. The May 2021 flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This was the third time Virgin Galactic had flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the FAA resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of space flight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our flight in July 2021 was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

We believe that the market for commercial human spaceflight is significant and untapped. As of December 31, 2022, we received reservations for approximately 800 spaceflight tickets and collected $103.3 million of deposits and membership fees from future astronauts. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day. Each ticket purchased after our ticket sale reopening in 2021 also includes a membership in Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson.

We have developed an extensive set of integrated aerospace development capabilities encompassing preliminary vehicle design and analysis, detail design, manufacturing, ground testing, flight testing, and maintenance of our spaceflight system. Our reusable spaceflight system consists of two primary components: our carrier aircraft, which is called the mothership, and our spaceship.

Our mothership is a twin-fuselage, custom-built aircraft designed to carry the spaceship up to an altitude of approximately 45,000 feet, where it is released for its flight into space. Using the mothership’s air launch capability, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to the Earth’s surface. It is also a fully reusable part of our spaceflight system. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments, and researchers that travel with their experiments for human tended research flights into space and return them safely to Earth. It is powered by a hybrid rocket propulsion system, which propels the spaceship on a trajectory into space. The hybrid rocket motor utilizes liquid oxidizer and solid fuel and is designed to be a simple, safe, reliable propulsion system for the spaceship. The spaceship’s cabin has been designed to maximize the future astronaut’s safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below.

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

Our operations also include spaceflight opportunities for research and technology development. Researchers have historically utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities related to the space environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets or satellites. These opportunities are expensive, infrequent and may impose highly limiting operational constraints. Our spaceflight system is intended to provide the scientific research community access to space for affordable and repeatable access to microgravity. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware such as middeck lockers that we provide to researchers that request them, along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive service allowing for experiments to be repeated rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in all of our spaceflights to date. In May 2021, we carried payloads into space for research purposes through NASA's Flight Opportunities Program, and our flight in July 2021 included research payloads from the University of Florida.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties, such as research, design, development, manufacturing and integration of advanced technology systems.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”

Impact of COVID-19
The COVID-19 pandemic and the protocols and procedures we implemented in response to the pandemic caused delays to our business and operations, which led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. While we are no longer experiencing delays from these measures, the long-term effects of the COVID-19 pandemic on our business remain uncertain. Measures we may need to take in the future and challenges that result from the pandemic could affect our operations necessary to complete the development of our spaceflight systems, our scheduled flight test programs and commencement of our commercial flights. If the pandemic worsens and we experience an additional delay, we may take additional actions, such as further reducing costs.

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

Customer Demand

While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of December 31, 2022, we had reservations for space flights for approximately 800 future astronauts. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. We are reserving our first 100 seats within our first 1,000 commercial seats sold for research and scientific experiments. As of December 31, 2022, the tickets sold represent approximately $207 million in expected future spaceflight revenue upon completion of space flights.

Available Capacity and Annual Flight Rate
We expect to commence commercial operations with a single spaceship, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. Additionally, we may commence commercial operations while temporarily assigning one of the four passenger seats in VSS Unity to be occupied by one of our employees to gather input about the experience in order to help us create a better experience for our customers in the long-term. To reduce the capacity constraint associated with having only one spaceflight system, we are currently developing our newest spaceship, VSS Imagine. We intend to expand our fleet further with our next generation vehicles, our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved. We are dedicating significant engineering resources to the work that precedes production of the future fleet. Simultaneously, we are focused on the launch and flight consistency of Unity and Eve to begin bringing our customers to space and to demonstrate the value of our product. Prioritizing our resources against these important efforts will likely impact the pace of work on our second spaceship, VSS Imagine, and we are reassessing its schedule for entering commercial service.

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
To date, we have primarily generated revenue from fees related to our Future Astronaut community membership and Future Astronaut community event, by transporting scientific commercial research and development payloads using our spaceflight systems and by providing engineering and scientific research services. We also have generated revenues from sponsorship arrangements.

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
•equipment, material, and labor hours (including from third-party contractors) for developing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles;
•rent, maintenance, and other overhead expenses allocated to the research and development departments; and
•third-party fees to design and manufacture our next generation motherships, as well as manufacture key subassemblies for our next generation spaceships.

As of December 31, 2022, our current primary research and development objectives focus on the development of our mothership and spaceship vehicles for commercial spaceflights and developing our rocket motor, a hybrid rocket propulsion system that is used to propel our spaceship vehicles into space. The successful development of our motherships, spaceships and rocket motors involves many uncertainties, including:

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
•our ability to continue funding and maintain our current research and development activities; and
•the impact of the global COVID-19 pandemic.

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
Interest Income

Interest income primarily includes interest earned on our cash, cash equivalents and marketable securities.
Interest Expense

Interest expense consists of amortization of debt issuance costs and interest expense for our 2027 Notes, as well as interest expense related to our finance lease obligations.

Change in Fair Value of Warrants

Change in fair value of warrants reflects the non-cash change in the fair value of warrants. Certain warrants issued as part of the Company's initial public offering in 2017 and assumed upon the consummation of the Virgin Galactic business combination in October 2019 (the "Business Combination") were recorded at their fair value on the date of the Business Combination and are remeasured at the end of each reporting period and no warrants were outstanding as of each of December 31, 2022 and 2021.
Other Income, net

Other income, net consists of miscellaneous non-operating items, such as gains and losses on marketable securities and handling fees related to customer refunds.
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

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparisons of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue	$2,312	$3,292	$238

Operating expenses:
Customer experience	1,906	272	173
Selling, general and administrative	175,118	166,814	111,203
Research and development	314,174	144,223	154,365
Depreciation and amortization	11,098	11,518	9,781
Total operating expenses	502,296	322,827	275,522

Operating loss	(499,984)	(319,535)	(275,284)

Interest income	12,502	1,208	2,277
Interest expense	(12,130)	(25)	(36)
Change in fair value of warrants	—	(34,650)	(371,852)
Other income, net	58	182	14
Loss before income taxes	(499,554)	(352,820)	(644,881)
Income tax expense	598	79	6
Net loss	$(500,152)	$(352,899)	$(644,887)

Comparison of Results of Operations for Year Ended December 31, 2022 to Year Ended December 31, 2021

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Revenue	$2,312	$3,292	$(980)	(29.8)%
Revenue decreased by $1.0 million, or 29.8%, to $2.3 million for the year ended December 31, 2022 from $3.3 million for the year ended December 31, 2021. Revenue recorded for the year ended December 31, 2022 was primarily attributable to membership fees related to our Future Astronaut community, fees related to our Future Astronaut community event, and scientific research services under government contracts. Revenue recorded for the year ended December 31, 2021 was primarily attributable to sponsorship revenue and revenue earned under government contracts from progress on the completion of certain technical milestones related to payload services. In addition, we recognized revenue related to the performance of our spaceflights in May and July 2021.
Customer Experience

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Customer experience	$1,906	$272	$1,634	n.m
We recorded $1.9 million and $0.3 million of customer experience costs for the years ended December 31, 2022 and December 31, 2021, respectively. Customer experience costs for the year ended December 31, 2022 were primarily attributable to costs related to our Future Astronaut community event, other costs to maintain our Future Astronaut community, labor costs provided for scientific research services, and incremental costs related to payload services. Customer experience costs for the year ended December 31, 2021 were primarily attributable to the incremental costs related to the completion of payload services, labor costs provided for engineering services under long-term U.S. government contracts, and agent fees related to sponsorship revenue.
Selling, General and Administrative

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Selling, general and administrative	$175,118	$166,814	$8,304	5.0%
Selling, general and administrative expenses increased by $8.3 million, or 5.0%, to $175.1 million for the year ended December 31, 2022 from $166.8 million for the year ended December 31, 2021. This increase was primarily due to a $18.8 million increase in salary, bonus and other employee benefits, a $7.0 million increase in consulting, legal and other professional costs, a $2.3 million increase in software licensing costs, and a $1.9 million increase in contract and subcontract labor. These increases were partially offset by a $14.2 million decrease in stock-based compensation and a $7.4 million decrease in marketing and advertising related expenses attributable to our spaceflights in May and July 2021.
Research and Development

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Research and development	$314,174	$144,223	$169,951	117.8%
Research and development expenses increased by $170.0 million, or 117.8%, to $314.2 million for the year ended December 31, 2022 from $144.2 million for the year ended December 31, 2021. This increase was primarily due to costs associated with developing our spaceflight system, specifically a $138.8 million increase in material costs, contract and subcontract labor, and technical consulting costs and a $23.2 million increase in salaries, bonus, and other employee benefits. In addition, there was a $5.4 million increase in facilities costs.
Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Depreciation and amortization	$11,098	$11,518	$(420)	(3.6)%
Depreciation and amortization expense decreased from $11.5 million for the year ended December 31, 2021 to $11.1 million for the year ended December 31, 2022, a decrease of $0.4 million when compared to 2021.
Interest Income

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Interest income	$12,502	$1,208	$11,294	n.m
Interest income increased by $11.3 million to $12.5 million for the year ended December 31, 2022 from $1.2 million for the year ended December 31, 2021. This increase was primarily driven by higher interest rates on marketable securities and a full year of our investment program in 2022 compared to a partial year in 2021.

Interest Expense

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Interest expense	$(12,130)	$(25)	$(12,105)	n.m.
Interest expense increased to $(12.1) million for the year ended December 31, 2022. This increase was primarily driven by interest expense and amortization of debt issuance costs related to our January 2022 senior convertible notes.
Change in the Fair Value of Warrants

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Change in fair value of warrants	$—	$(34,650)	$34,650	(100.0)%
Change in fair value of warrants reflects the non-cash change in the fair value of warrants. No warrants were outstanding during the year ended December 31, 2022.
Other Income, net

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Other income, net	$58	$182	$(124)	n.m.
Other income, net decreased from $0.2 million for the year ended December 31, 2021 to less than $0.1 million for the year ended December 31, 2022, a decrease of $0.1 million when compared to 2021.
Income Tax Expense

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(In thousands, except %)
Income tax expense	$598	$79	$519	n.m.
Income tax expense increased from $0.1 million for the year ended December 31, 2021 to $0.6 million for the year ended December 31, 2022. As we have not yet started commercial operations we have accumulated net operating losses at the U.S. federal and state levels, and we maintain a valuation allowance against a substantial portion of our U.S. federal and state deferred tax assets. The change in income tax expense shown above is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of December 31, 2022, we had cash, cash equivalents and restricted cash of $342.6 million and $637.1 million in marketable securities. Our principal sources of liquidity have come from our sales of our common stock and offering of convertible senior notes ("2027 Notes"). We believe our cash and cash equivalents on hand at December 31, 2022, and management's operating plan, will provide sufficient liquidity to fund our operations for at least the next twelve months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

Historical Cash Flows

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(380,241)	$(230,763)
Investing activities	(286,165)	(387,519)
Financing activities	459,003	489,357
Net decrease in cash, cash equivalents and restricted cash	$(207,403)	$(128,925)
Operating Activities
Net cash used in operating activities was $380.2 million for the year ended December 31, 2022, and consisted primarily of $500.2 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $45.7 million, depreciation and amortization expense of $11.1 million, amortization of debt issuance costs of $2.0 million, other non-cash items of $10.8 million, as well as a $50.3 million of cash provided from changes in working capital.
Net cash used in operating activities was $230.8 million for the year ended December 31, 2021, and consisted primarily of $352.9 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $61.8 million, depreciation and amortization expense of $11.5 million, and change in fair value of warrants of $34.7 million, as well as a $14.2 million of cash provided from changes in working capital.
Investing Activities
Net cash used in investing activities was $286.2 million for the year ended December 31, 2022, and consisted primarily of $704.6 million in purchases of marketable securities and $16.5 million in purchases of capital expenditures, partially offset by $434.9 million in proceeds from maturities and calls of marketable securities.
Net cash used in investing activities was $387.5 million for the year ended December 31, 2021, and consisted primarily of $382.9 million in purchases of marketable securities and $4.6 million in purchases of capital expenditures.
Financing Activities
Net cash provided by financing activities was $459.0 million for the year ended December 31, 2022, and consisted primarily of the issuance of the 2027 Notes for net proceeds of $413.7 million and proceeds from the sale and issuance of common stock of $103.3 million, partially offset by the purchase of the 2027 Capped Calls of $52.3 million, tax withholdings paid for net settled stock-based awards of $4.0 million and transaction costs incurred for the issuance of common stock of $1.2 million.
Net cash provided by financing activities was $489.4 million for the year ended December 31, 2021, and consisted primarily of $500.0 million cash proceeds from the sale and issuance of common stock and $20.0 million in cash received from the issuance of common stock pursuant to stock options exercised, partially offset by tax withholdings paid for net settled stock-based awards of $23.4 million and transaction costs incurred for the issuance of common stock of $6.8 million.

Contractual Obligations
We lease certain facilities and data centers under non-cancellable operating lease arrangements that expire at various dates through 2065. As of December 31, 2022, future minimum payments under noncancellable operating leases was $110.9 million. For additional information regarding our lease obligations, see Note 16 in our consolidated financial statements included in Item 8 of this Annual Report in Form 10-K.
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

In some cases, we expect our arrangements with third-party providers, including under our Master Agreements with Aurora Flight Sciences Corporation (“Aurora"), a wholly owned subsidiary of The Boeing Company, for the design and manufacture of our next generation of carrier aircraft and Bell Textron Inc. ("Bell") and Qarbon Aerospace ("Qarbon") to manufacture key subassemblies for our next generation spaceships, will require significant capital expenditures from us, but such amounts are subject to future negotiations and cannot be estimated with reasonable certainty. Although we believe that our current capital is adequate to sustain our operations for at least the next twelve months, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single spaceship, we currently have additional spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we achieve technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and we will continue to expense these costs as incurred to research and development.
Issuances of Common Stock
On July 12, 2021, we entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $500.0 million of shares of our common stock, par value $0.0001 per share, through an "at the market offering" program ("ATM"), from time to time by us through the Agents, acting as our sales agents, or directly to one or more of the Agents, acting as principal (the “2021 ATM program”).

We completed available offerings under the 2021 ATM program on July 16, 2021, generating $500.0 million in gross proceeds through the sale of 13,740,433 shares of our common stock, before deducting $6.2 million in underwriting discounts, commissions and other expenses payable by us.

On August 4, 2022, we entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC providing for the offer and sale of up to $300.0 million of shares of our common stock, par value $0.0001 per share, through an ATM (the "2022 ATM program").

As of December 31, 2022, we sold a total of 16,265,700 shares of our common stock under the 2022 ATM program, generating $103.3 million in gross proceeds, before deducting $1.2 million in underwriting discounts, commissions and other expenses payable by us.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demand for funds will be to sustain our operations, including the construction of additional motherships under an agreement with a third-party contractor, and spaceship vehicles, construction of our astronaut campus, expansion of the New Mexico Spaceport, and for the payment of the principal amount of our convertible senior notes as it becomes due. We expect to begin generating revenue from our human spaceflight program, which is expected to launch in the second quarter of 2023. To the extent this source of capital as well as the sources of capital described above are insufficient to meet our needs, we will also conduct additional offerings of our securities or may refinance debt. We expect these resources will be adequate to fund our ongoing operating activities.

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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 2 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.
Revenue Recognition
We recognize revenue when control of the promised service is transferred to our customers in an amount that reflects the consideration we expect to receive based on the contracted amount for those services. We determine revenue recognition by first identifying the contract or contracts with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when, or as, we satisfy a performance obligation. Our contracts generally include spaceflight operations, Future Astronaut community services, and other revenue and engineering services.
Inventories
Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer-specific contracts. Inventories are stated at the lower of cost or net realizable value. At the end of each reporting period, we evaluate whether the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in, first-out or average cost methods. Our status of pre-technological feasibility means that material issued from inventory into production of our vehicles, labor charges and overhead charges are charged to research and development expense.

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
Income Taxes
We record income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of our transfer pricing policies on that income.
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
We have not yet started commercial operations, and as such, we are accumulating net operating losses at the federal and state levels. Income taxes included in the consolidated financial statements are primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Stock-Based Compensation
We have granted stock-based awards consisting of restricted stock units ("RSUs"), performance-based stock units ("PSUs"), performance-based stock options ("PSOs"), and service-based stock options. Our outstanding RSUs and stock options contain a service-based vesting condition. The service-based vesting condition for the majority of these awards is satisfied over four years. Our outstanding PSUs contain a service-based vesting condition, as well as a market-based vesting condition that is satisfied based on the Company's common stock performance following the end of the three-year performance measurement period based on the highest closing price over twenty consecutive trading days during the performance measurement period. Our outstanding PSOs contain a market-based vesting condition that is satisfied based on the attainment of certain stock price goals.
We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant. Compensation expense is recognized over the requisite service periods. We account for forfeitures when they occur.
We have estimated the fair value for each service-based stock option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We have estimated the fair value for each PSO and PSU award with market-based conditions as of the grant date using the Monte-Carlo simulation method. The Monte-Carlo simulation method considers, among other factors, the discount rates and future market conditions.
In connection with the Business Combination, our board of directors and stockholders adopted the 2019 Incentive Award Plan (the "2019 Plan"). Pursuant to the 2019 Plan, up to 21,208,755 shares of common stock have been reserved for issuance to employees, directors and other service providers. Please refer to Notes 2 and 14 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information regarding stock-based compensation.

Warrant Liability
We account for the public and private placement warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, "Fair Value Measurement," with changes in fair value recognized as a component of non-operating income (expense) on the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
Please refer to Note 3 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have operations within the United States and the United Kingdom and, as such, we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. We are also exposed to market risk from changes in our stock prices, which impact the fair value of our 2027 Notes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $1.0 billion as of December 31, 2022, of which $928.1 million was invested in money market funds, certificate of deposits, U.S. treasury securities, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes and to enable us to earn low-risk returns on our investments. Our investment in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit-related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity or we otherwise determine that all or a portion of the decline in fair value are due to credit related factors.

In January 2022, we issued the 2027 Notes in an aggregate principal amount of $425.0 million. Concurrently with the issuance of the 2027 Notes, we entered into separate capped call transactions. The 2027 Capped Calls were completed to reduce the potential dilution from the conversion of the 2027 Notes. The 2027 Notes have a fixed annual interest rate of 2.50%. Accordingly, we do not have economic interest rate exposure on the 2027 Notes. However, changes in market interest rates impact the fair value of the 2027 Notes. In addition, the fair value of the 2027 Notes fluctuates when the market price of our common stock fluctuates. The fair value is determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on the last trading day of the reporting period.

As of December 31, 2022, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in the Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38202	4.2	2/28/2022
4.3	Indenture, dated as of January 19, 2022 between the Registrant and U.S. Bank National Association, as trustee	8-K	001-38202	4.1	1/20/2022
4.4	Form of certificate representing the 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)	8-K	001-38202	4.2	1/20/2022
10.1	Form of Indemnification Agreement	S-4/A	333-233098	10.46	10/03/2019
10.2(1)	2019 Incentive Award Plan	8-K	001-38202	10.2	10/29/2019
10.2(a)(1)	Form of Director Restricted Stock Unit Award Agreement	S-4	333-233098	10.26	08/07/2019
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(b)	10/29/2019
10.2(c)(1)	Form of Stock Option Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(c)	10/29/2019
10.2(d)(1)	Form of Director Restricted Stock Unit Award (Annual Award)	10-Q	001-38202	10.4	5/11/2021
10.3(1)	Amended Non-Employee Director Compensation Program	10-K	001-38202	10.3	3/01/2021
10.4(1)	Non-Employee Director Compensation Program	10-Q	001-38202	10.2	5/11/2021
10.5(1)(3)	Employment Agreement, dated October 25, 2019, by and among the Registrant, Virgin Galactic, LLC and Michael Moses	8-K	001-38202	10.5	10/29/2019
10.6(1)(3)	Employment Agreement, dated July 10, 2020, by and between the Registrant, Virgin Galactic, LLC and Michael Colglazier, Form of Restricted Stock Unit Award Agreement with Michael Colglazier and Form of Stock Option Award Agreement with Michael Colglazier	8-K	001-38202	10.1	07/15/2020
10.7(1)(3)	Employment Agreement, dated December 2, 2019, by and among the Registrant, Virgin Galactic Holdings, LLC and Michelle Kley	10-K	001-38202	10.10	03/01/2021
10.8(1)(3)	Agreement and General Release, dated August 30, 2022, by and between the Registrant and Michelle Kley	10-Q	001-38202	10.4	11/3/2022
10.9(1)(3)	Employment Agreement, dated February 22, 2021, by and among the Registrant, Galactic Co., LLC and Doug Ahrens	10-K	001-38202	10.11	03/01/2021
10.10(1)(3)	Employment Agreement, dated October 24, 2022, by and among the Registrant, Galactic Co., LLC and Sarah Kim					*

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11(1)(3)	Offer Letter from Virgin Galactic, LLC, dated October 6, 2020, to Alistair Burns					*
10.12(1)(3)	Employment Agreement, dated September 11, 2021, by and among the Registrant, Galactic Co., LLC and Aparna Chitale					*
10.13(1)(3)	Employment Agreement, dated February 22, 2021, by and between Galactic Co., LLC and Swami Iyer					*
10.13(a)(1)	Transition and Separation Agreement, dated January 11, 2023, by and between Galactic Co., LLC and Swami Iyer					*
10.14	Stockholders’ Agreement, dated October 25, 2019, by and among the Registrant, SCH Sponsor Corp., Chamath Palihapitiya and Vieco USA, Inc.	8-K	001-38202	10.9	10/29/2019
10.14(a)	Joinder to Stockholders’ Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	05/01/2020
10.14(b)	Joinder to Stockholders’ Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020
10.15	Amended and Restated Registration Rights Agreement, dated October 25, 2019, by and among the Registrant, Vieco USA, Inc., SCH Sponsor Corp. and Chamath Palihapitiya.	8-K	001-38202	10.10	10/29/2019
10.15(a)	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.10(a)	05/01/2020
10.15(b)	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.2	07/31/2020
10.16(2)	Deed of Novation, Amendment and Restatement, dated July 9, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.20	08/07/2019
10.16(a)(2)	Deed of Amendment, dated October 2, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.21(a)	10/03/2019
10.17(2)	Spacecraft Technology License Agreement, dated September 24, 2004, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.27	08/07/2019
10.17(a)(2)	Amendment No. 1 to the Spacecraft Technology License Agreement, dated July 27, 2009, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.28	08/07/2019
10.18	Facilities Lease, dated December 31, 2008, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.29	08/07/2019
10.18(a)	First Amendment to the Facilities Lease, dated 2009, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.30	08/07/2019
10.18(b)	Letter Agreement to Amend Facilities Lease, dated December 21, 2018, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	10-Q	001-38202	10.5	5/11/2021
10.19	Building 79A Lease Agreement, dated January 1, 2018, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.32	09/13/2019
10.20	Land Lease Agreement, dated October 1, 2010, by and between East Kern Airport District and TSC, LLC	S-4	333-233098	10.33	09/13/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.20(a)	Amendment No. 1 to the Land Lease Agreement, dated October 1, 2013, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.34	09/13/2019
10.21	Site 14 Lease Agreement, dated February 18, 2015, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.35	09/13/2019
10.21(a)	First Amendment to the Site 14 Lease Agreement, dated July 1, 2017, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.36	09/13/2019
10.22	Building 79B Lease Agreement, dated March 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.37	10/03/2019
10.22(a)	First Amendment to Building 79B Lease, dated June 2, 2014, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.38	10/03/2019
10.23	Form of Confirmation of a Capped Call Transaction	8-K	001-38202	10.1	1/20/2022
10.24(2)(3)	Master Agreement, dated July 5, 2022, by and between the Registrant and Aurora Flight Sciences Corporation	10-Q	001-38202	10.1	8/4/2022
10.25(2)(3)	Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.2	11/3/2022
10.25(a)(2)(3)	First Amended and Restated Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.3	11/3/2022
10.26	Distribution Agency Agreement, dated August 4, 2022, by and among the Registrant, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (including the form of Terms Agreement)	8-K	001-38202	1.1	8/4/2022
10.27(2)	Master Agreement, dated October 28, 2022, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC					*
10.28(2)	Master Agreement, dated November 1, 2022, by and between Virgin Galactic, LLC and Bell Textron Inc.					*
21.1	List of Subsidiaries					*
23.1	Consent of KPMG LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: February 28, 2023		By: /s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: February 28, 2023		By: /s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Michael Colglazier	Chief Executive Officer and President (Principal Executive Officer) and Director	February 28, 2023
Michael Colglazier

/s/ Douglas Ahrens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Douglas Ahrens

/s/ Wanda Austin	Director	February 28, 2023
Wanda Austin

/s/ Adam Bain	Director	February 28, 2023
Adam Bain

/s/ Tina Jonas	Director	February 28, 2023
Tina Jonas

/s/ Craig Kreeger	Director	February 28, 2023
Craig Kreeger

/s/ Evan Lovell	Director	February 28, 2023
Evan Lovell

/s/ George Mattson	Director	February 28, 2023
George Mattson

/s/ Wanda Sigur	Director	February 28, 2023
Wanda Sigur

/s/ W. Gilbert West	Director	February 28, 2023
W. Gilbert West

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Virgin Galactic Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virgin Galactic Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Ours audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Research and development costs

As discussed in Note 2 to the consolidated financial statements, the Company expenses all research and development costs incurred to develop its spaceflight systems and flight profiles. The Company incurred $314.2 million of research and development costs during the year ended December 31, 2022.

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

Los Angeles, California
February 28, 2023

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$302,291	$524,481
Restricted cash	40,336	25,549
Marketable securities, short-term	606,716	79,418
Inventories	24,043	29,668
Prepaid expenses and other current assets	28,228	19,476
Total current assets	1,001,614	678,592
Marketable securities, long-term	30,392	301,463
Property, plant and equipment, net	53,658	47,498
Other non-current assets	54,274	41,281
Total assets	$1,139,938	$1,068,834
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,326	$9,237
Accrued liabilities	61,848	28,787
Customer deposits	102,647	90,863
Other current liabilities	3,232	2,636
Total current liabilities	184,053	131,523
Non-current liabilities:
Convertible senior notes, net	415,720	—
Other long-term liabilities	59,942	43,047
Total liabilities	659,715	174,570
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 275,397,229 and 258,166,417 shares issued and outstanding as of December 31, 2022 and 2021, respectively	28	26
Additional paid-in capital	2,111,316	2,019,750
Accumulated deficit	(1,623,795)	(1,123,643)
Accumulated other comprehensive loss	(7,326)	(1,869)
Total stockholders' equity	480,223	894,264
Total liabilities and stockholders' equity	$1,139,938	$1,068,834
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenue	$2,312	$3,292	$238

Operating expenses:
Customer experience	1,906	272	173
Selling, general and administrative	175,118	166,814	111,203
Research and development	314,174	144,223	154,365
Depreciation and amortization	11,098	11,518	9,781
Total operating expenses	502,296	322,827	275,522

Operating loss	(499,984)	(319,535)	(275,284)

Interest income	12,502	1,208	2,277
Interest expense	(12,130)	(25)	(36)
Change in fair value of warrants	—	(34,650)	(371,852)
Other income, net	58	182	14
Loss before income taxes	(499,554)	(352,820)	(644,881)
Income tax expense	598	79	6
Net loss	(500,152)	(352,899)	(644,887)
Other comprehensive income (loss):
Foreign currency translation adjustment	(146)	129	(54)
Unrealized loss on marketable securities	(5,311)	(2,003)	—
Total comprehensive loss	$(505,609)	$(354,773)	$(644,941)

Net loss per share:
Basic and diluted	$(1.89)	$(1.43)	$(2.94)

Weighted-average shares outstanding:
Basic and diluted	263,947	247,619	219,108

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of December 31, 2019	196,001,038	$20	$469,008	$(125,857)	$59	$343,230
Net loss	—	—	—	(644,887)	—	(644,887)
Other comprehensive loss	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	30,324	—	—	30,324
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2,119,803	—	(2,188)	—	—	(2,188)
Common stock issued related to warrants exercised	14,402,818	1	360,741	—	—	360,742
Issuance of common stock, net of costs	23,600,000	2	460,198	—	—	460,200
Transaction costs	—	—	(20,289)	—	—	(20,289)
Balance as of December 31, 2020	236,123,659	23	1,297,794	(770,744)	5	527,078
Net loss	—	—	—	(352,899)	—	(352,899)
Other comprehensive loss	—	—	—		(1,874)	(1,874)
Stock-based compensation	—	—	61,805	—	—	61,805
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2,880,108	1	(3,442)	—	—	(3,441)
Common stock issued related to warrants exercised	5,422,217	—	170,090	—	—	170,090
Issuance of common stock pursuant to an at-the-market offering	13,740,433	2	499,997	—	—	499,999
Transaction costs	—	—	(6,494)	—	—	(6,494)
Balance as of December 31, 2021	258,166,417	26	2,019,750	(1,123,643)	(1,869)	894,264
Net loss	—	—	—	(500,152)	—	(500,152)
Other comprehensive loss	—	—	—	—	(5,457)	(5,457)
Stock-based compensation	—	—	45,709	—	—	45,709
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	965,112	—	(3,935)	—	—	(3,935)
Issuance of common stock pursuant to an at-the-market offering	16,265,700	2	103,326	—	—	103,328
Transaction costs	—	—	(1,216)	—	—	(1,216)
Purchase of capped calls	—	—	(52,318)	—	—	(52,318)
Balance as of December 31, 2022	275,397,229	$28	$2,111,316	$(1,623,795)	$(7,326)	$480,223

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net loss	$(500,152)	$(352,899)	$(644,887)
Stock-based compensation	45,709	61,805	30,324
Depreciation and amortization	11,098	11,518	9,781
Amortization of debt issuance costs	1,998	—	—
Change in fair value of warrant liability	—	34,650	371,852
Other non-cash items	10,800	11	96
Change in operating assets and liabilities:
Inventories	5,625	815	1,371
Other current and non-current assets	(2,810)	(3,465)	(2,417)
Accounts payable and accrued liabilities	35,151	7,935	(1,010)
Customer deposits	11,784	7,652	(151)
Other current and long-term liabilities	556	1,215	1,882
Net cash used in operating activities	(380,241)	(230,763)	(233,159)
Cash flows from investing activities:
Capital expenditures	(16,489)	(4,635)	(17,201)
Purchases of marketable securities	(704,565)	(382,884)	—
Proceeds from maturities and calls of marketable securities	434,889	—	—
Net cash used in investing activities	(286,165)	(387,519)	(17,201)
Cash flows from financing activities:
Payments of finance lease obligations	(234)	(140)	(123)
Proceeds from convertible senior notes	425,000	—	—
Debt issuance costs	(11,278)	—	—
Purchase of capped call	(52,318)	—	—
Repayment of commercial loan	(310)	(310)	(310)
Proceeds from issuance of common stock	103,326	500,000	460,200
Proceeds from issuance of common stock pursuant to stock options exercised	49	19,980	2,582
Withholding taxes paid on behalf of employees on net settled stock-based awards	(3,984)	(23,401)	(4,767)
Transaction costs related to issuance of common stock	(1,248)	(6,772)	(20,988)
Net cash provided by financing activities	459,003	489,357	436,594
Net increase (decrease) in cash, cash equivalents and restricted cash	(207,403)	(128,925)	186,234
Cash, cash equivalents and restricted cash at beginning of year.	550,030	678,955	492,721
Cash, cash equivalents and restricted cash at end of year.	$342,627	$550,030	$678,955

Cash and cash equivalents	$302,291	$524,481	$665,924
Restricted cash	40,336	25,549	13,031
Cash, cash equivalents and restricted cash	$342,627	$550,030	$678,955
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(1)    Organization
Virgin Galactic Holdings, Inc. and its wholly owned subsidiaries ("the "Company," "we," "us," "our," and similar terms) are focused on the development, manufacture and operation of spaceships and related technologies for the purpose of conducting commercial human spaceflight and flying commercial research and development payloads into space.
(2)     Summary of Significant Accounting Policies
    Basis of Presentation
These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation.
    Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for revenue, contract assets, contract liabilities, useful lives of property, plant and equipment, fair value of investments, accrued liabilities, income taxes including deferred tax assets and liabilities and impairment valuation, warrants, stock-based awards and contingencies.
    Cash and Cash Equivalents
The Company's cash consists of cash on hand. All highly liquid investments with an original maturity of three months or less, when acquired, are accounted for as cash equivalents.
    Restricted Cash
Restricted cash consists of any cash deposits received from our future astronauts, that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded.
    Marketable Securities
The Company's marketable securities have been classified as debt securities that are accounted for as "available-for-sale" securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. Marketable securities are classified as short-term and long-term based on the instrument's underlying contractual maturity date. The Company's marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the Company's consolidated statements of operations and comprehensive loss in the period in which such determination is made.
    Accounts Receivable
Accounts receivable are recorded at the invoiced amount and unbilled receivable, and do not bear interest. The Company estimates an allowance for doubtful accounts based on historical losses, the age of the receivable balance, credit quality of our customers, current economic conditions, and other factors that may affect the customers’ ability to pay. There was no allowance for uncollectible amounts as of December 31, 2022 or 2021, and no write-offs for the years ended December 31, 2022, 2021 or 2020. The Company does not have any off balance sheet credit exposure related to its customers.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

    Inventories
Inventories consist of raw materials expected to be used for the development of the human spaceflight program and customer-specific contracts. Inventories are stated at the lower of cost or net realizable value. At the end of each reporting period, we evaluate whether the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, and if so, a loss is recognized in the period in which it occurs. We determine the costs of other product and supply inventories by using the first-in, first-out or average cost methods. The company’s status of pre-technological feasibility means that materials issued from inventory into production of our vehicles, labor charges and overhead charges are charged to research and development ("R&D") expense.
    Property, Plant and Equipment
Property, plant and equipment, net and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the estimated life or the lease term.
The estimated useful lives of property, plant and equipment are principally as follows:

Asset	Useful Life
Buildings	39 years
Aircraft	20 years
Machinery and equipment	5 to 7 years
Information technology software and equipment	3 to 5 years
Leasehold improvements	Shorter of the estimated useful life or lease term

We incur repair and maintenance costs on major equipment, which is expensed as incurred.
    Leases
The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as a right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component. ROU assets are presented in other non-current assets and lease liabilities are presented in other current liabilities and long-term liabilities on the Company's consolidated balance sheets.
    Capitalized Software
We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in property, plant and equipment on the Company's consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which approximates 3 years. As of December 31, 2022 and 2021, net capitalized software, totaled $5.3 million and $2.0 million, including accumulated amortization of $10.4 million and $8.4 million, respectively. No amortization expense is recorded until the software is ready for its intended use. For the years ended December 31, 2022, 2021, and 2020, amortization expense related to capitalized software was $2.1 million, $1.7 million and $1.3 million, respectively.
    Long-Lived Assets
Long-lived assets primarily consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

circumstances require a long-lived asset to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. We assess impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
    Convertible Senior Notes
On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which removes from GAAP the liability and equity separation model for convertible instruments with either cash or beneficial conversion features. As a result, convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. The convertible senior notes (the "2027 Notes") were not issued at a substantial premium, and the Company analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the notes are accounted for entirely as a liability, net of unamortized issuance costs. At the end of each reporting period, we evaluate whether conditions are present that would require bifurcation. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met as described further in Note 10, the Company may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized to interest expense using the effective interest rate method. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.
    Capped Call Transactions
In connection with the pricing of our 2027 Notes, the Company entered into capped call transactions with respect to its common stock (the "2027 Capped Calls"). The 2027 Capped Calls are purchased call options that give the Company the option to purchase shares of the Company's common stock, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes. The Company's capped call transactions are accounted for as separate transactions from the 2027 Notes and are classified as equity instruments as a reduction to additional paid-in capital in the consolidated balance sheets. The instruments are initially recorded at fair value and not subsequently remeasured so long as they continue to qualify for equity classification based on the Company's intent and ability for the 2027 Capped Calls to be settled in shares of the Company's common stock. At the end of each reporting period, we evaluate whether the instruments continue to qualify for equity classification. The capped call transactions have the effect of reducing the number of shares outstanding if exercised, hence reduces the potential dilution. Therefore, the capped call transactions are anti-dilutive and not included in the calculation of diluted shares outstanding. See Note 10 for additional information on the 2027 Capped Calls.
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
•Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability; and
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value of the warrant liability was determined using the Black-Scholes valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

actual market activity of the Company’s peer group as well as the Company's historical volatility since the business combination in October 2019 (the “Virgin Galactic Business Combination"). The expected life was based on the remaining contractual term of the warrants, and the risk free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.
The Company calculated the estimated fair value of the warrants as of December 31, 2020 using the following assumptions:

Risk-free interest rate	0.25%
Contractual term	3.82 years
Expected volatility	80%
    Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
    Comprehensive Income
Comprehensive income generally represents all changes in equity other than transactions with owners. Our comprehensive loss consists of net loss, foreign currency translation adjustments and any unrealized gains or losses on marketable debt securities.
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
For contracts which include a combination of services, the Company assesses and accounts for individual services separately if they are distinct performance obligations, which often requires judgment based upon knowledge of the services and structure of the sales contract. We allocate the contract price to each performance obligation based on the estimated standalone selling price using observable pricing from our contracts with single performance obligations.
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
Our engineering services revenue contract obligates us to provide services that together are one distinct performance obligation; the delivery of engineering services. The Company elected to apply the ‘as-invoiced’ practical

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

expedient to such revenues and, as a result, will bypass estimating the variable transaction price. Revenue is recognized as control of the performance obligation is transferred over time to the customer.
Membership revenue
Membership revenue is recognized for providing access to Virgin Galactic's Future Astronaut community. This membership provides access to events and experiences, including exclusive weeks 'at home' with Virgin Galactic Astronaut 001, Sir Richard Branson. Each spaceflight ticket purchased after our ticket sale reopening in 2021 includes this membership. We allocate a portion of the contract price to the membership based on the estimated standalone selling price. We recognize revenue for these memberships over time based on the period of performance before the members' flight to space.
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
As of December 31, 2022 and 2021, our contract liabilities are $102.6 million and $90.9 million, respectively. Contract liabilities were comprised of customer deposits for our spaceflight services and Future Astronaut community membership.
Contract fulfillment costs
The Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered.
Significant financing component
In determining the transaction price, the Company assesses the existence of significant financing components in its arrangements and adjusts the promised amount of consideration for the effects of the time value of money when the timing of payments provides it with a significant benefit of financing the transfers of goods or services to the customer.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
•equipment, material, and labor hours (including from third-party contractors) for developing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles;
•rent, maintenance, and other overhead expenses allocated to the research and development departments; and
•third-party fees to design and manufacture our next generation motherships, as well as manufacture key subassemblies for our next generation spaceships.
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
    Income Taxes
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
    Concentrations of Credit Risks and Significant Vendors and Customers
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash equivalents and marketable securities. In respect to accounts receivable, we are not exposed to any significant credit risk to any single counterparty or any company of counterparties having similar characteristics.
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
    Stock-Based Compensation
We account for stock-based employee compensation under the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur.

Service-Based Awards

We have estimated the fair value for each service-based option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We recognize the stock-based compensation expense over the requisite service period using the straight-line method for service condition only awards, which is generally a vesting term of four years. Service-based stock options typically have a contractual term of 10 years. The time-based stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

Compensation expense for restricted stock units ("RSUs") is based on the market price of the shares underlying the awards on the grant date. We recognize the stock-based compensation expense over the requisite service period, which is generally a vesting term of four years.

Performance-Based Awards

    We have granted performance stock units ("PSUs") with a service-based condition and market-based conditions. PSUs with both service-based and market-based conditions will vest based on the Company's common stock performance following the end of the three-year performance measurement period based on the highest closing price over twenty consecutive trading days during the performance measurement period. PSUs with market-based conditions cannot vest before the end of the performance measurement period, thus the requisite service period is three years.

We have granted performance-based stock options ("PSOs") with market-based conditions. The number of PSOs that will vest depends on the attainment of certain stock price goals. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The PSOs granted have an exercise price equal to the closing stock price of our common stock on the grant

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

date. We recognize compensation expense on the PSOs over the period between the grant date and the estimated vest date.

We have estimated the fair value for each PSO and PSU award with market-based conditions as of the grant date using the Monte-Carlo simulation method. The Monte-Carlo simulation method considers, among other factors, the discount rates and future market conditions.
    Reclassification
Certain reclassifications of the components of operating loss for the years ended December 31, 2021 and 2020 have been made to conform to the current period presentation included in the consolidated statements of operations and comprehensive loss. Specifically, cost of revenue has been reclassified to customer experience and gross margin is no longer presented. Customer experience expenses related to spaceflight operations include the consumption of a rocket motor and fuel and other consumables, as well as payroll and benefits for our pilots and ground crew. Customer experience expenses related to the payload cargo services, as well as engineering services, consist of materials and human capital, such as payroll and benefits, to perform these services. Additionally, customer experience expenses include costs associated with maintaining and growing our Future Astronaut community through offerings provided to community members, as well as hospitality, medical, safety, security, training, and facility costs that are for the benefit of our future astronauts. Additionally, depreciation and amortization expense are presented separately instead of included in selling, general and administrative or research and development expenses. These reclassifications had no impact on total loss as previously reported.
(3)    Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step-up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact to the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt-with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. It also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2022.
In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update is effective for all entities for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have a material impact to the Company's consolidated financial statements.
(4)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, for the use of the license are the greater of 1% of revenue or $40,000 per quarter, prior to the commercial launch date. Sponsorship royalties payable are 25% of sponsorship revenue. We paid license and royalty fees of $0.2 million, $0.5 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company has a transition services agreement with Virgin Orbit, LLC ("VO") based on allocated operating expense from Virgin Orbit Holdings, Inc. and its subsidiaries (“VOH”), a majority owned company of Virgin Investments Limited ("VIL"), for operations-related functions based on an allocation methodology that considers our headcount, unless directly attributable to the business. Operating expense allocations include use of machinery and equipment, pilot services, and other general administrative expenses. We were allocated $0.1 million, $0.1 million and $0.5 million of operating expenses, net, from VOH for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)    Cash, Cash Equivalents and Marketable Securities
The amortized cost, unrealized loss and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash, restricted cash and cash equivalents:
Cash and restricted cash	$51,651	$—	$51,651
Money market	249,249	—	249,249
Certificate of deposits	41,727	—	41,727
Marketable securities:
U.S. treasuries	79,570	(53)	79,517
Corporate bonds	564,853	(7,262)	557,591
Total cash, cash equivalents and marketable securities	$987,050	$(7,315)	$979,735

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash, restricted cash and cash equivalents:
Cash and restricted cash	$55,592	$—	$55,592
Money market	402,889	—	402,889
Certificate of deposits	91,549	—	91,549
Marketable securities:
Corporate bonds	382,884	(2,003)	380,881
Total cash, cash equivalents and marketable securities	$932,914	$(2,003)	$930,911

The Company included $1.0 million of current restricted cash held in a money market account as of December 31, 2021. No current restricted cash was held in a money market account as of December 31, 2022.
The Company included $4.5 million and $2.3 million of interest receivable in prepaid expenses and other current assets as of December 31, 2022 and December 31, 2021, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities within interest income, net. The Company recognized $6.0 million and $2.1 million in amortization expense for our marketable securities within interest income, net for the years ended December 31, 2022 and December 31, 2021, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

We record gross realized gains and losses as a component of other income, net in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, the Company recognized a $0.3 million loss in other income, net. Gross realized gains and losses were immaterial for the year ended in December 31, 2021.
The following table presents the contractual maturities of the Company's marketable securities as of December 31, 2022:

	December 31, 2022
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$613,055	$606,716
Matures between one to two years	31,368	30,392
Total	$644,423	$637,108
(6)    Inventories
Inventories are comprised of the following:

	December 31,
	2022	2021
	(In thousands)
Raw materials	$15,033	$21,127
Spare parts	9,010	8,541
Total	$24,043	$29,668
For the years ended December 31, 2022, 2021 and 2020, the Company increased the reserve for inventory obsolescence by $3.0 million, $0.6 million and $1.1 million, respectively. For the years ended December 31, 2022 and 2021, the write down of obsolete inventory was $4.1 million and $0.4 million, respectively. The Company did not write down any obsolete inventory during the year ended December 31, 2020.
(7)    Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

	December 31,
	2022	2021
	(In thousands)
Land	$1,302	$—
Buildings	9,117	9,117
Aircraft	195	195
Machinery and equipment	37,223	37,002
Information technology software and equipment	33,387	23,523
Leasehold improvements	31,086	29,155
Construction in progress	4,339	2,901
	116,649	101,893
Less: accumulated depreciation and amortization	62,991	54,395
Property, plant and equipment, net	$53,658	$47,498

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table sets forth a summary of depreciation and amortization expense related to property, plant and equipment:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)

Selling, general, and administrative	$7,061	$6,364	$5,389
Research and development	4,037	5,154	4,392
	$11,098	$11,518	$9,781
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
Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company utilizes its incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company’s incremental borrowing rate varies between 6.1% to 14.2% depending on the length of the lease. This was determined by a third-party valuation firm based on market yields. The operating lease ROU asset includes any lease payments made and excludes lease incentives.
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
Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Amortization expense associated with finance leases are included in selling, general and administrative expense and research and development expense. Interest expense associated with finance leases is included in interest expense on the consolidated statements of operations and comprehensive loss.
The components of expense related to leases are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Lease cost:
Operating lease cost:	$9,522	$5,528	$5,125
Variable lease cost	3,533	5,091	2,518
Short-term lease cost	12	32	278

Finance lease cost:
Amortization expense for the assets under finance leases	163	136	129
Interest on finance lease liabilities	39	26	33
Total finance lease cost	202	162	162

Total lease cost	$13,269	$10,813	$8,083

The components of supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except term and rate data)
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,801	$5,535	$5,840
Operating cash flows from finance leases	$39	$26	$33
Financing cash flows from finance leases	$234	$140	$123

Non-cash activity:
Assets acquired in exchange for lease obligations:
Operating leases	$16,338	$17,960	$750
Finance leases	$575	$19	$117

Other Information:
Weighted average remaining lease term:
Operating leases (in years)	10.65	11.69	12.71
Finance leases (in years)	3.15	2.09	2.87

Weighted average discount rates:
Operating leases	12.15%	11.67%	11.70%
Finance leases	12.40%	8.17%	8.43%

The supplemental consolidated balance sheet information related to leases is as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	December 31,
	2022	2021
	(In thousands)
Operating leases:
Long-term right-of-use assets	$48,463	$35,486

Short-term operating lease liabilities	$3,020	$2,204
Long-term operating lease liabilities	56,645	39,965
Total operating lease liabilities	$59,665	$42,169
(9)    Accrued Liabilities
The components of accrued liabilities are as follows:

	December 31,
	2022	2021
	(In thousands)
Accrued payroll	$3,861	$4,214
Accrued vacation	7,132	5,372
Accrued bonus	15,561	12,218
Accrued contract and subcontract labor	16,415	1,147
Other accrued expenses	18,879	5,836
Total accrued liabilities	$61,848	$28,787
(10)    Convertible Senior Notes
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions in cash, in shares of its common stock or in a combination of cash and shares of its common stock. During the year ended December 31, 2022, the conditions allowing holders of the 2027 Notes to convert were not met, and as a result, the 2027 Notes were classified as noncurrent liabilities as of December 31, 2022.
The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company's option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During the year ended December 31, 2022, the Company did not redeem any of the 2027 Notes.
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
The net carrying value of the 2027 Notes is as follows:

December 31, 2022
(In thousands)
Principal	$425,000
Less: unamortized debt issuance costs	9,280
Net carrying amount	$415,720

During the year ended December 31, 2022, we recognized $12.1 million of interest expense on our 2027 Notes, including $2.0 million of amortized debt issuance costs.
Capped Call Transactions
In connection with the issuance of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock. The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes, approximately 33 million shares of its common stock for approximately $12.79 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2027 Notes, exercisable upon conversion of the 2027 Notes. The 2027 Capped Calls have initial cap prices of $20.06 per share (subject to adjustment), which represents a premium of 100% over the closing price of the Company's common stock on January 13, 2022, and will expire in 2027, if not exercised earlier.
The 2027 Capped Calls are intended to reduce potential dilution to the Company's common stock upon any conversion of the 2027 Notes and/or offset the potential cash payments that the Company could be required to make in

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

excess of the principal amount upon any conversion of the 2027 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2027 Capped Call transactions. The 2027 Capped Calls are separate transactions, each between the Company and the applicable option counterparty, and are not part of the terms of the 2027 Notes and will not affect any holders' rights under the 2027 Notes or the 2027 Indenture. Holders of the 2027 Notes will not have any rights with respect to the 2027 Capped Call transactions.
The Company paid an aggregate amount of $52.3 million for the 2027 Capped Calls. As these transactions meet certain accounting criteria, the amount paid for the 2027 Capped Calls was recorded as a reduction to additional paid-in capital in the 2022 consolidated balance sheets. The fair value of the 2027 Capped Calls is not remeasured each reporting period so long as they continue to qualify for equity classification, which they did for the current period.
(11)    Income Taxes
Loss before income taxes consists of the following components:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)

United States	$(500,240)	$(353,807)	$(645,508)
International	686	987	627
Loss before income taxes	$(499,554)	$(352,820)	$(644,881)
The components of income tax expense are as follows:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2022
Federal	$—	$—	$—
State	2	—	2
Foreign	503	93	596
	$505	$93	$598

Year ended December 31, 2021
Federal	$—	$—	$—
State	4	—	4
Foreign	92	(17)	75
	$96	$(17)	$79

Year ended December 31, 2020
Federal	$—	$—	$—
State	—	—	—
Foreign	(114)	120	6
	$(114)	$120	$6

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Significant items comprising the Company’s deferred taxes are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating losses	$282,968	$200,670
Research and development credits	40,482	23,601
Capitalized research and experimental expenditures	54,567	—
Accruals not currently deductible	5,577	4,661
Lease-related liabilities	15,426	10,530
Property, plant and equipment	2,072	1,606
Goodwill	226,261	237,394
Stock-based compensation	10,754	5,808
Related party expenses	3,176	2,461
Other	5,308	1,270
Total gross deferred tax assets	646,591	488,001
Valuation allowance	(633,278)	(479,125)
Net deferred tax assets	13,313	8,876
Deferred tax liabilities:
Property, plant and equipment	(80)	(2)
Tenant improvement allowance	(862)	—
Operating lease right-of-use assets	(12,398)	(8,809)
Total gross deferred tax liabilities	(13,340)	(8,811)
Net deferred tax assets (liabilities)	$(27)	$65

Based on the Company's earnings history and available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that a substantial portion of its deferred tax assets will not be realized in the future. As of December 31, 2022 and 2021, the Company recorded a valuation allowance of $633.3 million and $479.1 million, respectively, against its deferred tax assets that were determined to not be more likely than not realizable.
A reconciliation of income tax expense (benefit) with the amount computed by applying the federal statutory tax rates to loss before income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Expected income tax benefit at the federal statutory rate	$(104,906)	$(74,092)	$(135,425)
State income taxes	(42,457)	(59,527)	14,645
Research and development	(9,077)	(1,292)	(10,785)
Remeasurement of warrants	—	7,276	78,089
Change in valuation allowance	152,617	137,926	58,685
Stock-based compensation	(605)	(10,831)	(5,316)
Other, net	5,026	619	113
Total	$598	$79	$6

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2022, the Company had approximately $1.1 billion and $1.0 billion of federal and state net operating loss ("NOL") carryforwards, respectively. All NOLs incurred during the year ended December 31, 2019 and thereafter are carried forward indefinitely for federal tax purposes. California has not conformed to the indefinite carry forward period for NOLs. The NOLs begin expiring in the calendar year 2039 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of Internal Revenue Code ("IRC") Section 41 and are, therefore, eligible for the increasing research activities credit under IRC Section 41. The R&D tax credit carryforward as of December 31, 2022 is $32.7 million and $22.6 million for federal and state purposes, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2039 for federal purposes. R&D credits generated for California purposes carry forward indefinitely.
Under Section 382 of the IRC, the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year, may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 “ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may have or may in the future, experience one or more Section 382 “ownership changes.” If so, the Company may not be able to utilize a material portion of its NOL carryforwards and tax credits, even if the Company achieves profitability.
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

As of December 31, 2022, the Company has total uncertain tax positions of $10.1 million, which is net of tax. The balance is related to the R&D tax credit, which is recorded as a reduction of the deferred tax asset related credit carry-forwards. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Balance at the beginning of the year	$5,901	$4,847
Additions based on tax positions related to current year	4,219	2,549
Deductions based on tax positions related to prior years	—	(1,495)
Balance at the end of year	$10,120	$5,901
It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal income tax, as well as to income tax in multiple state jurisdictions and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2022. The U.S. federal and state income tax returns for the period from October 26, 2019 through December 31, 2019 and annual periods thereafter remain subject to examination. The statute of limitations for our foreign tax jurisdiction is open for tax years after December 31, 2020.
On December 22, 2017, former President Trump signed into law the Tax Cuts and Jobs Act ("TCJA"). The TCJA included multiple provisions, including the modification of IRC Section 174. Effective for tax years beginning after December 31, 2021, research and experimental (“R&E”) expenditures as defined by IRC Section 174 must be capitalized for tax purposes. As of December 31, 2022, the Company capitalized an estimated $212.6 million of R&E expenditures. R&E expenditures are amortized ratably for tax purposes over a 5-year period (or 15-year period for R&E expenditures attributable to foreign research).

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(12)    Stockholders' Equity
Preferred and Common Stock
The total number of shares of all classes of capital stock which we have authority to issue is 710,000,000 of which 700,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock par value $0.0001 per share. The designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each class of capital stock are as follows:
Preferred Stock - The Company's board of directors (the "Board") is expressly granted authority to issue shares of the preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights and such qualifications, limitations or restrictions thereof, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be stated and expressed in the resolution or resolutions adopted by the Board providing for the issue of such series all to the fullest extent now or hereafter permitted by Delaware Law.
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

At The Market Offerings

On July 12, 2021, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $500.0 million of shares of the Company’s common stock, par value $0.0001 per share, through an "at the market offering" program ("ATM"), from time to time by the Company through the Agents, acting as the Company’s sales agents, or directly to one or more of the Agents, acting as principal (the “2021 ATM program”).
We completed available offerings under the 2021 ATM program on July 16, 2021, generating $500.0 million in gross proceeds through the sale of 13,740,433 shares of the Company's common stock, before deducting $6.2 million in underwriting discounts, commissions and other expenses payable by the Company.
On August 4, 2022, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC providing for the offer and sale of up to $300.0 million of shares of the Company’s common stock, par value $0.0001 per share, through an ATM (the "2022 ATM program").
As of December 31, 2022, we sold a total of 16,265,700 shares of the Company's common stock under the 2022 ATM program, generating $103.3 million in gross proceeds, before deducting $1.2 million in underwriting discounts, commissions and other expenses payable by the Company.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Stockholders' Agreement
In connection with the closing of the Virgin Galactic Business Combination in October 2019, the Company entered into a stockholders’ agreement with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as Virgin Investments Limited ("VIL") is entitled to designate two directors to the Company’s board of directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.
Warrants and Warrant Redemption
The Company classified its public and private placement warrants as liabilities in accordance with ASC 815 (Derivatives and Hedging). The warrant liability was recorded on the consolidated balance sheet at fair value on the issue date, with subsequent changes in their fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. As of December 31, 2022 and 2021, there were no public or private placement warrants outstanding.

The Company remeasured the fair value of the warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the warrants to fair value, the Company recorded expense of $34.7 million and $371.9 million for the years ended December 31, 2021 and 2020, respectively.
(13)     Earnings Per Share
The following table presents net loss per share and related information:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(500,152)	$(352,899)	$(644,887)
Weighted average common shares outstanding	263,947	247,619	219,108
Basic and diluted net loss per share	$(1.89)	$(1.43)	$(2.94)

Basic and dilutive net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company excluded the potential dilutive effect of outstanding stock options and unvested RSUs, as described in Note 14, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. Potentially dilutive securities that were not included in the diluted per share calculation for these periods, as they would have an anti-dilutive impact on net loss per share, are as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Stock options issued and outstanding	3,365	4,254	6,796
Performance stock options issued and outstanding	406	—	—
Unvested restricted stock units issued and outstanding	4,388	2,397	4,761
Unvested performance stock units issued and outstanding	303	90	—
Shares related to the 2027 Notes (1)	33,234	—	—
Warrants to purchase shares of common stock	—	—	8,000
	41,696	6,741	19,557

(1) The Company uses the if-converted method for calculating any potential dilutive effect of the conversion options embedded in the 2027 Notes for diluted net loss per share, if applicable.
(14)    Stock-Based Compensation
2019 Incentive Award Plan
The Board and stockholders of the Company adopted the 2019 Incentive Award Plan (the "2019 Plan"). Pursuant to the 2019 Plan, up to 21,208,755 shares of common stock have been reserved for issuance, upon exercise of awards made to employees, directors and other service providers.
Under the 2019 Plan, the Company has the ability to grant incentive stock options, non-qualified stock options and RSUs to employees, directors and other service providers. PSUs are RSUs that vest based on achievement of specified performance criteria. PSOs are stock options that vest based on achievement of specified performance criteria.
Common Stock Reserved for Future Issuance
The following summarizes the total number of shares of common stock reserved for future issuance as of December 31, 2022:

Shares
Stock options outstanding	3,364,935
Performance stock options outstanding	405,680
Restricted stock units outstanding	4,387,525
Performance stock units outstanding	303,337
Authorized for future issuance under stock incentive plan	5,144,609
13,606,086
Time-Based Stock Options

Stock options (other than PSOs) typically vest over four years with 25% cliff vest at the grant date first anniversary and will ratably vest monthly over the next three years, subject to continued employment on each vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The weighted average grant date fair value of the stock options issued in 2022 was $1.5 million and was estimated using a Black-Scholes model with the following assumptions:

Expected life (in years)	6.1
Expected volatility	69.0%
Risk free interest rate	2.2%
Dividend yield	—%
Total time-based stock options activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share amounts)
Options outstanding at December 31, 2020	6,796,045	$13.59	8.6	$68,888
Granted	—	—
Exercised	(1,601,857)	12.47
Forfeited	(940,421)	13.27
Options outstanding at December 31, 2021	4,253,767	14.09	7.6	$6,187
Granted	303,030	7.99			$4.95
Exercised	(4,182)	11.79
Forfeited	(1,187,680)	13.87
Options outstanding at December 31, 2022	3,364,935	$13.63	7.1	$—

Options exercisable at December 31, 2022	2,144,827	$13.48	6.7	$—
The aggregate intrinsic value is calculated based on the difference between the Company's closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Performance Stock Options
Compensation expense on PSOs is recognized over the period between the grant date and the estimated vest date. The number of PSOs that will vest depends on the attainment of certain stock price goals. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of our common stock on the grant date.
The weighted-average grant date fair value of the PSOs issued in 2022 was $2.0 million and was estimated using a Monte-Carlo simulation with the following assumptions:

Expected exercise behavior	75.0%
Expected Volatility	58.0%
Risk free interest rate	2.2%
Dividend yield	—%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Total PSO activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value ($)
	(Dollars in thousands, except per share amounts)
PSOs outstanding at December 31, 2021	—	$—	0	—
Granted	405,680	8.99			4.93
Exercised	—	—
Forfeited options	—	—
PSOs outstanding at December 31, 2022	405,680	$8.99	9.2	—

PSOs exercisable at December 31, 2022	—	$—	0	—
The aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Restricted Stock Units
RSUs typically vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years. The fair value of our RSUs is based on our closing stock price on the date of grant. The weighted average grant date fair value of all RSUs granted during the year ended December 31, 2022 was $35.1 million.
Total RSU activity during the years ended December 31, 2022 and 2021 is as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	4,760,784	$19.63
Granted	988,781	34.03
Vested	(2,100,931)	18.30
Forfeited	(1,251,902)	17.41
Outstanding at December 31, 2021	2,396,732	27.89
Granted	4,317,161	8.14
Vested	(1,545,981)	19.99
Forfeited	(780,387)	16.46
Outstanding at December 31, 2022	4,387,525	$12.64
Award Modification
On March 10, 2020, we modified RSU grants made in connection with the closing of the Virgin Galactic Business Combination by removing one of the vesting criteria requiring our share price value to be greater than $10 per share at the time RSUs vest. No other terms of the awards were modified.
Stock-based compensation expense related to the modification was calculated by taking the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award. Given the RSUs were unvested at the time of modification, the incremental stock-based compensation expense is prospectively expensed over the remaining vesting period. Total incremental stock-based compensation expense recorded as a result of the modification was $2.8 million, $5.4 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Performance Stock Units
Between 25% and 200% of outstanding PSUs are eligible to vest based on the achievement of certain performance-based or market-based conditions by specified target dates, subject to continued service through the applicable vesting dates. PSUs with performance-based conditions are amortized over the requisite service period in which it is probable that the condition will be achieved. PSUs with market-based conditions will vest based on the Company's common stock performance following the end of the three-year performance measurement period, based on the highest closing price over twenty consecutive trading days during that period. PSUs with market-based conditions cannot vest before the end of the performance measurement period, thus the requisite service period is three years. All PSUs outstanding as of December 31, 2022 vest based on market-based conditions following the end of the three-year performance measurement period.
The weighted average grant date fair value of the PSUs issued in 2022 was $4.4 million and was estimated using a Monte-Carlo simulation with the following assumptions:

Expected volatility(1)	94.6%
Risk free interest rate(2)	2.5%
Dividend yield(3)	—%

(1) The expected volatility is a measure of the amount by which a stock price is expected to fluctuate based primarily on our and our peers' historical data.
(2) The risk-free interest rate for the periods within the contractual term of the units is based on the U.S. Treasury yield curve in effect at the time of the grant.
(3) The Company does not currently pay dividends nor has announced plans to begin paying dividends.

Total PSU activity during the years ended December 31, 2022 and 2021 is as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	—	$—
Granted	94,689	26.70
Vested	—	—
Forfeited	(4,850)	30.93
Outstanding at December 31, 2021	89,839	26.47
Granted	326,016	13.50
Vested	—	—
Forfeited	(112,518)	26.17
Outstanding at December 31, 2022	303,337	$13.46
Stock-Based Compensation
A summary of the components of stock-based compensation expense included in selling, general and administrative and research and development expenses in the consolidated statements of operations and comprehensive loss is as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Stock option and PSO expense:
Selling, general and administrative	$7,662	$14,258	$9,677
Research and development	2,610	3,211	3,834
Total stock option and PSO expense	10,272	17,469	13,511

RSU and PSU expense:
Selling, general and administrative	24,293	31,923	11,595
Research and development	11,144	12,413	5,218
Total RSU and PSU expense	35,437	44,336	16,813

Total stock-based compensation expense	$45,709	$61,805	$30,324
As of December 31, 2022 we had unrecognized stock-based compensation expense of $10.4 million for stock options and $0.4 million for PSOs. These amounts are expected to be recognized over weighted-average periods of 1.9 years and 0.6 years, respectively. Unrecognized stock-based compensation expense as of December 31, 2022 for RSUs and PSUs totaled $68.2 million and $3.1 million, respectively, which are expected to be recognized over weighted-average periods of 2.4 years and 2.3 years, respectively.
Income tax benefits recognized from stock-based compensation in each of the periods presented were immaterial due to cumulative net losses and valuation allowances. No amounts relating to stock-based compensation were capitalized and included in the Company's consolidated balance sheet for any period presented.
(15)    Fair Value Measurements
The following tables presents the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$249,249	$—	$—	$249,249
Certificate of deposits	41,727	—	—	41,727
U.S. treasuries	79,517	—	—	79,517
Corporate bonds	—	557,591	—	557,591
Total assets at fair value	$370,493	$557,591	$—	$928,084

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$402,889	$—	$—	$402,889
Certificate of deposits	91,549	—	—	91,549
Corporate bonds	—	380,881	—	380,881
Total assets at fair value	$494,438	$380,881	$—	$875,319
The following tables presents the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy as of December 31, 2022:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$193,439	$—	$193,439
Total liabilities at fair value	$—	$193,439	$—	$193,439
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.
(16)    Commitments and Contingencies
Leases
The Company has certain noncancellable operating leases primarily for its premises. These leases generally contain renewal options for periods ranging from 3 to 20 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements have rent free periods or escalating payment provisions, and we recognize rent expense of such arrangements on a straight line basis.
Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Year ending December 31:
2023	$8,613	$264
2024	10,034	188
2025	10,190	158
2026	10,347	113
2027	10,313	—
Thereafter	61,374	—
Total payments	110,871	723

Less: Present value discount/imputed interest	51,206	128
Present value of lease liabilities	$59,665	$595
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 31, 2022, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The amended complaint alleges, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of the Company's ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The defendants moved to dismiss the amended complaint and, on November 7, 2022, the court granted in part and denied in part the defendants’ motion and gave the plaintiffs leave to file a further amended complaint.

Plaintiffs’ filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The Company intends to continue to vigorously defend against this matter.

Spiteri, Grenier, Laidlaw, and St. Jean derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

On February 21, 2022, March 1, 2022, September 21, 2022, and December 13, 2022, four alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of our current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933, Grenier v. Branson et al., Case No. 1:22-cv-01100, Laidlaw v. Branson et al., Case No. 1:22-cv-05634, and St. Jean v. Branson et al., Case No. 1:22-cv-7551, respectively. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The cases are at a preliminary stage.
(17)    Employee Benefit Plans
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the consolidated statements of operations and comprehensive loss, as incurred. Contributions by the Company were $5.8 million, $5.6 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(18)    Supplemental Cash Flow Information

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$80	$109	$102
Interest	5,667	—	—

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$4,999	$1,109	$1,399
Issuance of common stock through "cashless" warrants exercised	—	170,090	360,742
Issuance of common stock through RSUs vested	11,074	57,658	43,738