Form 10-Q
period 2023-03-31
Virgin Galactic Holdings, Inc
filed 2023-05-09
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 3, 2023, there were 282,586,299 shares of the Company’s common stock outstanding.

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
Forward-looking statements may be accompanied by words such as “achieve,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “grow,” “increase,” “intend,” “may,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar words, phrases, or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•any delay in completing the flight test program and final development of our spaceflight fleet, which is comprised of our spaceship, VSS Unity, and our mothership carrier aircraft, VMS Eve;
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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K") and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$415,682	$302,291
Restricted cash	40,408	40,336
Marketable securities, short-term	417,923	606,716
Inventories	22,170	24,043
Prepaid expenses and other current assets	23,608	28,228
Total current assets	919,791	1,001,614
Marketable securities, long-term	—	30,392
Property, plant and equipment, net	60,365	53,658
Other non-current assets	53,357	54,274
Total assets	$1,033,513	$1,139,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,597	$16,326
Accrued liabilities	59,406	61,848
Customer deposits	102,078	102,647
Other current liabilities	3,749	3,232
Total current liabilities	190,830	184,053
Non-current liabilities:
Convertible senior notes, net	416,255	415,720
Other long-term liabilities	59,647	59,942
Total liabilities	666,732	659,715
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 281,664,887 and 275,397,229 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	2,154,123	2,111,316
Accumulated deficit	(1,783,180)	(1,623,795)
Accumulated other comprehensive loss	(4,190)	(7,326)
Total stockholders' equity	366,781	480,223
Total liabilities and stockholders' equity	$1,033,513	$1,139,938
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$392	$319

Operating expenses:
Customer experience	318	25
Selling, general and administrative	50,365	37,007
Research and development	109,870	51,827
Depreciation and amortization	3,245	2,852
Total operating expenses	163,798	91,711

Operating loss	(163,406)	(91,392)

Interest income	7,330	818
Interest expense	(3,211)	(2,474)
Other income, net	30	16
Loss before income taxes	(159,257)	(93,032)
Income tax expense	128	25
Net loss	(159,385)	(93,057)
Other comprehensive income (loss):
Foreign currency translation adjustment	35	(25)
Unrealized income (loss) on marketable securities	3,101	(5,780)
Total comprehensive loss	$(156,249)	$(98,862)

Net loss per share:
Basic and diluted	$(0.57)	$(0.36)

Weighted-average shares outstanding:
Basic and diluted	278,450	258,288
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of December 31, 2021	258,166,417	$26	$2,019,750	$(1,123,643)	$(1,869)	$894,264
Net loss	—	—		(93,057)	—	(93,057)
Other comprehensive loss	—	—		—	(5,805)	(5,805)
Stock-based compensation	—	—	10,895	—	—	10,895
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	307,471	—	(1,882)	—	—	(1,882)
Transaction costs	—	—	(52,318)	—	—	(52,318)
Balance as of March 31, 2022	258,473,888	$26	$1,976,445	$(1,216,700)	$(7,674)	$752,097

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of December 31, 2022	275,397,229	$28	$2,111,316	$(1,623,795)	$(7,326)	$480,223
Net loss	—	—	—	(159,385)	—	(159,385)
Other comprehensive income	—	—	—	—	3,136	3,136
Stock-based compensation	—	—	12,976	—	—	12,976
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	508,159	—	(1,870)	—	—	(1,870)
Issuance of common stock pursuant to the at-the-market offering	5,759,499	—	32,044	—	—	32,044
Transaction costs	—	—	(343)	—	—	(343)
Balance as of March 31, 2023	281,664,887	$28	$2,154,123	$(1,783,180)	$(4,190)	$366,781
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(159,385)	$(93,057)
Stock-based compensation	12,976	10,895
Depreciation and amortization	3,245	2,852
Amortization of debt issuance costs	535	403
Other non-cash items	(236)	86
Change in operating assets and liabilities:
Inventories	1,873	201
Other current and non-current assets	5,721	2,282
Accounts payable and accrued liabilities	(297)	1,126
Customer deposits	(569)	9,228
Other current and long-term liabilities	68	(67)
Net cash used in operating activities	(136,069)	(66,051)
Cash flows from investing activities:
Capital expenditures	(2,767)	(1,773)
Purchases of marketable securities	(83,287)	(204,898)
Proceeds from maturities and calls of marketable securities	305,791	—
Net cash provided by (used in) investing activities	219,737	(206,671)
Cash flows from financing activities:
Payments of finance lease obligations	(59)	(34)
Proceeds from convertible senior notes	—	425,000
Debt issuance costs	—	(11,248)
Purchase of capped call	—	(52,318)
Proceeds from issuance of common stock	32,044	—
Proceeds from issuance of common stock pursuant to stock options exercised	—	49
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,870)	(1,932)
Transaction costs related to issuance of common stock	(320)	—
Net cash provided by financing activities	29,795	359,517
Net increase in cash, cash equivalents and restricted cash	113,463	86,795
Cash, cash equivalents and restricted cash at beginning of period	342,627	550,030
Cash, cash equivalents and restricted cash at end of period	$456,090	$636,825

Cash and cash equivalents	$415,682	$601,464
Restricted cash	40,408	35,361
Cash, cash equivalents and restricted cash	$456,090	$636,825
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

(1) Description of Business and Basis of Presentation
Virgin Galactic Holdings, Inc., together with its consolidated subsidiaries ("Virgin Galactic" or the "Company"), is focused on the development, manufacture and operation of spaceships and related technologies for the purpose of conducting commercial human spaceflight and flying commercial research and development payloads into space.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to such rules and regulations. However, in management's opinion, the condensed consolidated financial statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
(2) Cash, Cash Equivalents and Marketable Securities
The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash consists of cash deposits received from future astronauts that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded.
The amortized cost, unrealized loss and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$49,143	$—	$49,143
Money market	364,722	—	364,722
Certificate of deposits	42,225	—	42,225
Marketable securities:
U.S. treasuries	98,873	29	98,902
Corporate bonds	323,263	(4,242)	319,021
	$878,226	$(4,213)	$874,013

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$51,651	$—	$51,651
Money market	249,249	—	249,249
Certificate of deposits	41,727	—	41,727
Marketable securities:
U.S. treasuries	79,570	(53)	79,517
Corporate bonds	564,853	(7,262)	557,591
	$987,050	$(7,315)	$979,735
The Company included $2.7 million and $4.5 million of interest receivable in prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities within interest income, net. The Company recognized $0.4 million in accretion income, net and $2.2 million in amortization expense, net for its marketable securities within interest income, net for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the amortized cost and estimated fair value of the Company's marketable securities were $422.1 million and $417.9 million, respectively. These marketable securities all had contractual maturities within one year and, accordingly, have been presented in current assets in the accompanying condensed consolidated balance sheet.
(3) Inventories
Inventories are comprised of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Raw materials	$15,691	$15,033
Spare parts	6,479	9,010
	$22,170	$24,043

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4) Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Land	$1,302	$1,302
Buildings	9,117	9,117
Aircraft	740	195
Machinery and equipment	37,662	37,223
Information technology software and equipment	34,126	33,387
Leasehold improvements	31,448	31,086
Construction in progress	12,126	4,339
	126,521	116,649
Less: accumulated depreciation and amortization	66,156	62,991
	$60,365	$53,658
The following table sets forth a summary of depreciation and amortization expense related to property, plant and equipment:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Selling, general and administrative	$2,001	$1,599
Research and development	1,244	1,253
	$3,245	$2,852
(5) Leases
The components of expense related to leases are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost	$2,810	$1,975
Variable lease cost	701	1,249
Short-term lease cost	6	—

Finance lease cost
Amortization of assets under finance leases	65	29
Interest on finance lease liabilities	19	5
Total finance lease cost	84	34
Total lease cost	$3,601	$3,258

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$2,055	$1,758
Operating cash flows for finance leases	$19	$5
Financing cash flows for finance leases	$59	$34
Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$—	$502
Finance leases	$86	$—
Other Information:
Weighted average remaining lease term:
Operating leases (in years)	10.4	11.5
Finance leases (in years)	3.2	1.9
Weighted average discount rates:
Operating leases	12.1%	11.7%
Finance leases	12.7%	8.1%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$47,952	$48,463

Short-term operating lease liabilities	$3,534	$3,020
Long-term operating lease liabilities	56,321	56,645
Total operating lease liabilities	$59,855	$59,665

Right-of-use assets are presented in other non-current assets and lease liabilities are presented in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(6) Accrued Liabilities
The components of accrued liabilities are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued contract labor	$17,919	$16,415
Accrued payroll	8,284	3,861
Accrued vacation	7,979	7,132
Accrued bonus	7,064	15,561
Other accrued expenses	18,160	18,879
	$59,406	$61,848
(7) Convertible Senior Notes
On January 19, 2022, the Company completed an offering of $425 million aggregate principal amount of convertible senior notes (the "2027 Notes"). The 2027 Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2022. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted.
The net carrying value of the 2027 Notes is as follows:

March 31, 2023
(In thousands)
Principal	$425,000
Less: unamortized debt issuance costs	8,745
Net carrying amount	$416,255
During the three months ended March 31, 2023, the Company recognized $3.2 million of interest expense on the 2027 Notes, including $0.5 million of amortized debt issuance costs.
(8) Income Taxes
Income tax expense was $128,000 and $25,000 for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was nil for three months ended March 31, 2023 and 2022. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(9) Stockholders' Equity
On August 4, 2022, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $300 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal, through an "at the market offering" program (the "2022 ATM program").
During the three months ended March 31, 2023, the Company sold 5.8 million shares of common stock under the 2022 ATM program, generating $32.0 million in gross proceeds, before deducting $0.3 million in underwriting discounts, commissions and other expenses.
Since inception and through March 31, 2023, the Company sold a total of 22.0 million shares of common stock under the 2022 ATM program, generating $135.4 million in gross proceeds, before deducting $1.4 million in underwriting discounts, commissions and other expenses.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10) Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(159,385)	$(93,057)
Weighted average common shares outstanding	278,450	258,288
Basic and diluted net loss per share	$(0.57)	$(0.36)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three months ended March 31, 2023 and 2022 were 47.2 million and 42.2 million, respectively.
(11) Stock-Based Compensation
Pursuant to the 2019 Incentive Award Plan ("2019 Plan"), the Company has the ability to grant incentive stock options, non-qualified stock options and restricted stock units ("RSUs") to employees, directors and other service providers. Performance stock units ("PSUs") are RSUs that vest based on achievement of specified performance criteria. Performance stock options ("PSOs") are stock options that vest based on achievement of specified performance criteria.
A summary of the components of stock-based compensation expense included in selling, general and administrative and research and development expenses in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock option and PSO expense:
Selling, general and administrative	$1,638	$1,722
Research and development	533	689
Total stock option and PSO expense	2,171	2,411

RSU and PSU expense:
Selling, general and administrative	8,322	5,555
Research and development	2,483	2,929
Total RSU and PSU expense	10,805	8,484
Total stock-based compensation expense	$12,976	$10,895
As of March 31, 2023, the Company had unrecognized stock-based compensation expense of $8.0 million for stock options and $0.2 million for PSOs. These amounts are expected to be recognized over weighted-average periods of 0.9 years and 0.2 years, respectively. Unrecognized stock-based compensation expense as of March 31, 2023 for RSUs and PSUs totaled $74.4 million and $8.3 million, respectively, which are expected to be recognized over weighted-average periods of 1.3 years and 1.4 years, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(12) Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company estimates fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which is categorized in one of the following levels:
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
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$364,722	$—	$—	$364,722
Certificates of deposit	42,225	—	—	42,225
U.S. treasuries	98,902	—	—	98,902
Corporate bonds	—	319,021	—	319,021
Total assets at fair value	$505,849	$319,021	$—	$824,870

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$249,249	$—	$—	$249,249
Certificates of deposit	41,727	—	—	41,727
U.S. treasuries	79,517	—	—	79,517
Corporate bonds	—	557,591	—	557,591
Total assets at fair value	$370,493	$557,591	$—	$928,084
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$204,255	$—	$204,255
Total liabilities at fair value	$—	$204,255	$—	$204,255

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$193,439	$—	$193,439
Total liabilities at fair value	$—	$193,439	$—	$193,439
(13) Commitments and Contingencies
Leases
The Company has certain non-cancelable operating leases primarily for its premises. These leases generally contain renewal options for periods ranging from 3 to 20 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements have rent free periods or escalating payment provisions, and the Company recognizes rent expense for such arrangements on a straight line basis.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of March 31, 2023 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2023 (for the remaining period)	$7,176	$213
2024	10,074	211
2025	10,190	182
2026	10,347	131
2027	10,313	16
Thereafter	61,216	6
Total payments	109,316	759
Less: present value discount/imputed interest	49,461	137
Present value of lease liabilities	$59,855	$622
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 31, 2023, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Lavin v. the Company
On May 28, 2021, a class action complaint was filed against the Company in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 against the Company and certain of its current and former officers and directors on behalf of a putative class of investors who purchased the Company's common stock between July 10, 2019 and October 14, 2021.
The amended complaint alleges, among other things, that the Company and certain of its current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of the Company's ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The defendants moved to dismiss the amended complaint and, on November 7, 2022, the court granted in part and denied in part the defendants’ motion and gave the plaintiffs leave to file a further amended complaint. Plaintiffs’ filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint on February 24, 2023 and their motion will be fully briefed as of May 5, 2023. The Company intends to continue to vigorously defend against this matter.
Spiteri, Grenier, Laidlaw, St. Jean, and D. Abughazaleh derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 21, 2022, March 1, 2022, September 21, 2022, and December 13, 2022, four alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of its current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933, Grenier v. Branson et al., Case No. 1:22-cv-01100, Laidlaw v. Branson et al., Case No. 1:22-cv-05634, and St. Jean v. Branson et al., Case No. 1:22-cv-7551, respectively. On February 13, 2023, an alleged shareholder filed a derivative complaint purportedly on behalf of the Company against certain of its current and former officers and directors in the District of Delaware captioned Abughazaleh v. Branson et al., Case No. 23-cv-00156. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Securities Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The cases are at a preliminary stage.
(14) Supplemental Cash Flow Information

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$128	$7
Interest	5,313	—

Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment	$7,125	$1,115
Issuance of common stock through RSUs vested	4,218	4,949

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Annual Report on Form 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
Virgin Galactic Holdings, Inc. is an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space as tourists, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties, such as research, design, development, manufacturing and integration of advanced technology systems.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”
Commercial Launch of Our Human Spaceflight Program
We are the first spaceline to receive Federal Aviation Administration approval to carry commercial customers to space. This was through an update to our existing commercial spaceflight license which we have held since 2016. We are in the final phases of developing our commercial spaceflight program. Prior to launch of commercial service, we must complete a period of planned maintenance and enhancements to the vehicles, as well as subsequent vehicle flight testing. Commercial service is currently expected to commence in the second quarter of 2023. We continuously monitor our supply chain for potential risk associated with the delivery of materials from our suppliers, which in turn could impact the schedule for completion of the enhancement period and the start of commercial service. We have identified some areas of risk for timely delivery and continue to work on mitigating these identified risks. Any delays in successful completion of our test flight program, whether due to supply chain issues, general macroeconomic factors or otherwise, will impact our ability to generate revenue from human spaceflight.
Customer Demand
While not yet in commercial service for human spaceflight, we have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of March 31, 2023, we had reservations for space flights for approximately 800 future astronauts. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. We are reserving our first 100 seats within our first 1,000 commercial seats sold for research and scientific experiments. As of March 31, 2023, the tickets sold represent approximately $211 million in expected future spaceflight revenue upon completion of space flights.

Available Capacity and Annual Flight Rate
We expect to commence commercial operations with a single spaceship, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. Additionally, we may commence commercial operations while temporarily assigning one of the four passenger seats in VSS Unity to be occupied by one of our employees to gather input about the experience in order to help us create a better experience for our customers in the long-term. To reduce the capacity constraint associated with having only one spaceflight system, we are currently developing our next generation spaceflight vehicles, which include our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. We believe that expanding the fleet will allow us to increase our annual flight rate once commercialization is achieved. We are dedicating significant engineering resources to the work that precedes production of the future fleet. Simultaneously, we are focused on the launch and flight consistency of Unity and Eve to begin bringing our customers to space and to demonstrate the value of our product.
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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue	$392	$319

Operating expenses:
Customer experience	318	25
Selling, general and administrative	50,365	37,007
Research and development	109,870	51,827
Depreciation and amortization	3,245	2,852
Total operating expenses	163,798	91,711

Operating loss	(163,406)	(91,392)

Interest income	7,330	818
Interest expense	(3,211)	(2,474)
Other income, net	30	16
Loss before income taxes	(159,257)	(93,032)
Income tax expense	128	25
Net loss	$(159,385)	$(93,057)

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenue

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Revenue	$392	$319	$73	23%
Revenue for the three months ended March 31, 2023 was primarily attributable to membership fees related to our Future Astronaut community. Revenue for the three months ended March 31, 2022 was primarily attributable to membership fees related to our Future Astronaut community as well as the performance of engineering services.
Customer Experience

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Customer experience	$318	$25	$293	1,172%
Customer experience costs for the three months ended March 31, 2023 were primarily attributable to costs related to our Future Astronaut community. Customer experience costs for the three months ended March 31, 2022 were primarily attributable to the performance of engineering services.
Selling, General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Selling, general and administrative	$50,365	$37,007	$13,358	36%
Selling, general and administrative expenses increased from $37.0 million for the three months ended March 31, 2022 to $50.4 million for the three months ended March 31, 2023. The increase was primarily driven by a $7.6 million increase in compensation and other employee benefit costs, a $2.6 million increase in stock-based compensation, a $1.1 million increase in information technology and software costs and a $1.0 million increase in legal and other professional costs.
Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Research and development	$109,870	$51,827	$58,043	112%
Research and development expenses increased from $51.8 million for the three months ended March 31, 2022 to $109.9 million for the three months ended March 31, 2023. The increase was primarily driven by a $42.4 million increase in contract and sub-contract labor, material costs and other direct costs, and a $13.5 million increase in compensation and other employee benefit costs.
Depreciation and Amortization

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Depreciation and amortization	$3,245	$2,852	$393	14%
Depreciation and amortization expense increased from $2.9 million for the three months ended March 31, 2022 to $3.2 million for the three months ended March 31, 2023, an increase of $0.4 million due to the acquisition of property, plant and equipment.

Interest Income

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Interest income	$7,330	$818	$6,512	796%
Interest income increased from $0.8 million for the three months ended March 31, 2022 to $7.3 million for the three months ended March 31, 2023. This increase was primarily driven by higher interest rates on marketable securities and deposits in interest bearing accounts.
Interest Expense

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Interest expense	$3,211	$2,474	$737	30%
Interest expense increased from $2.5 million for three months ended March 31, 2022 to $3.2 million for the three months ended March 31, 2023. This increase was primarily driven by a full quarter of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Income tax expense	$128	$25	$103	412%
Income tax expense was immaterial for the three months ended March 31, 2023 and 2022. We have accumulated net operating losses at the U.S. federal and state levels, as we have not yet started commercial operations. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and restricted cash of $456.1 million and marketable securities of $417.9 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(136,069)	$(66,051)
Investing activities	219,737	(206,671)
Financing activities	29,795	359,517
Net increase in cash, cash equivalents and restricted cash	$113,463	$86,795

Operating Activities
Net cash used in operating activities was $136.1 million for the three months ended March 31, 2023, and consisted primarily of $159.4 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $13.0 million and depreciation and amortization expense of $3.2 million, as well as $6.8 million of cash provided from changes in working capital.
Net cash used in operating activities was $66.1 million for the three months ended March 31, 2022, and consisted primarily of $93.1 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $10.9 million and depreciation and amortization expense of $2.9 million, as well as $12.8 million of cash provided from changes in working capital.
Investing Activities
Net cash provided by investing activities was $219.7 million for the three months ended March 31, 2023, and consisted of $305.8 million in proceeds from maturities and calls of marketable securities, partially offset by $83.3 million in purchases of marketable securities and $2.8 million in capital expenditures.
Net cash used in investing activities was $206.7 million for the three months ended March 31, 2022, and consisted of $204.9 million in purchases of marketable securities and $1.8 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $29.8 million for the three months ended March 31, 2023, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $31.7 million, partially offset by tax withholdings paid for net settled stock-based awards of $1.9 million.
Net cash provided by financing activities was $359.5 million for the three months ended March 31, 2022, and consisted primarily of the issuance of the 2027 Notes for net proceeds of $413.8 million, partially offset by the purchase of the capped call related to the 2027 Notes of $52.3 million and tax withholdings paid for net settled stock-based awards of $1.9 million.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance the development of our spaceflight system and the commercialization of our human spaceflight operations. In addition, we expect our operating expenses to increase significantly as we commence commercial operations and add additional spaceships to our operating fleet.
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

We expect our arrangements with third-party providers, including under our Master Agreements with Aurora Flight Sciences Corporation (“Aurora"), a wholly owned subsidiary of The Boeing Company, for the design and manufacture of our next generation of carrier aircraft and Bell Textron Inc. ("Bell") and Qarbon Aerospace ("Qarbon") to manufacture key subassemblies for our next generation spaceships, will require significant capital expenditures from us. Certain estimated amounts in connection with third-party arrangements are subject to future negotiations and cannot be estimated with reasonable certainty. Although we believe that our current capital is adequate to sustain our operations for at least the next twelve months, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additionally, we are in the final phases of developing our commercial spaceflight program. While we anticipate initial commercial launch with a single spaceship, we currently have additional spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we achieve technological feasibility with our spaceflight systems, we will not capitalize expenditures incurred to construct any additional components of our spaceflight systems and we will continue to expense these costs as incurred to research and development.
Issuances of Common Stock
On August 4, 2022, we entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $300 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal, through an "at the market offering" program (the "2022 ATM program").
Since inception and through March 31, 2023, we sold a total of 22.0 million shares of common stock under the 2022 ATM program, generating $135.4 million in gross proceeds, before deducting $1.4 million in underwriting discounts, commissions and other expenses.
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
Contractual Obligations and Commitments
Except as set forth in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Additionally, in some cases, we have entered arrangements with third-party providers for services, such as the design and manufacture of our next generation of carrier aircraft. The amounts we would pay under those arrangements will be significant but are not contractually committed until we execute specific task orders with the applicable counterparty, are subject to future negotiations and cannot be estimated with reasonable certainty.

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
During the fiscal quarter ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the fiscal quarter ended March 31, 2023, there were no significant changes to our markets risks compared to those previously disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2022 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 13 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
10.1(1)	Transition and Separation Agreement, dated January 11, 2023, by and between Galactic Co., LLC and Swami Iyer	10-K	001-38202	10.13(a)	2/28/2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.

(1) Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: May 9, 2023		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)