Form 10-Q
period 2023-06-30
Virgin Galactic Holdings, Inc
filed 2023-08-01
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 25, 2023, there were 367,136,598 shares of the Company’s common stock outstanding.

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
Forward-looking statements may be accompanied by words such as “achieve,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “grow,” “increase,” “intend,” “may,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar words, phrases, or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•any delay in future commercial flights of our spaceflight fleet, which is comprised of our spaceship, VSS Unity, and our mothership carrier aircraft, VMS Eve;
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
•the effect of terrorist activity, armed conflict, including any escalation of hostility arising out of the conflict between Russia and Ukraine, natural disasters or pandemic diseases, on the economy generally, and on our future financial or operational results, and our access to additional financing;
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

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$358,309	$302,291
Restricted cash	39,726	40,336
Marketable securities, short-term	581,913	606,716
Inventories	18,250	24,043
Prepaid expenses and other current assets	26,510	28,228
Total current assets	1,024,708	1,001,614
Marketable securities, long-term	—	30,392
Property, plant and equipment, net	69,869	53,658
Other non-current assets	52,208	54,274
Total assets	$1,146,785	$1,139,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,728	$16,326
Accrued liabilities	59,118	61,848
Customer deposits	100,112	102,647
Other current liabilities	4,035	3,232
Total current liabilities	187,993	184,053
Non-current liabilities:
Convertible senior notes, net	416,795	415,720
Other long-term liabilities	57,456	59,942
Total liabilities	662,244	659,715
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 336,760,534 and 275,397,229 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	34	28
Additional paid-in capital	2,404,322	2,111,316
Accumulated deficit	(1,917,544)	(1,623,795)
Accumulated other comprehensive loss	(2,271)	(7,326)
Total stockholders' equity	484,541	480,223
Total liabilities and stockholders' equity	$1,146,785	$1,139,938
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,871	$357	$2,263	$676

Operating expenses:
Customer experience	234	122	552	147
Research and development	86,574	62,340	196,444	114,167
Selling, general and administrative	51,437	44,700	101,802	81,707
Depreciation and amortization	3,192	2,915	6,437	5,767
Total operating expenses	141,437	110,077	305,235	201,788

Operating loss	(139,566)	(109,720)	(302,972)	(201,112)

Interest income	8,404	1,985	15,734	2,803
Interest expense	(3,216)	(3,157)	(6,427)	(5,631)
Other income, net	48	194	78	210
Loss before income taxes	(134,330)	(110,698)	(293,587)	(203,730)
Income tax expense	34	23	162	48
Net loss	(134,364)	(110,721)	(293,749)	(203,778)
Other comprehensive income (loss):
Foreign currency translation adjustment	34	(108)	69	(133)
Unrealized income (loss) on marketable securities	1,885	(1,862)	4,986	(7,642)
Total comprehensive loss	$(132,445)	$(112,691)	$(288,694)	$(211,553)

Net loss per share:
Basic and diluted	$(0.46)	$(0.43)	$(1.03)	$(0.79)

Weighted-average shares outstanding:
Basic and diluted	293,222	258,589	285,877	258,439
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	258,166,417	$26	$2,019,750	$(1,123,643)	$(1,869)	$894,264
Net loss	—	—		(93,057)	—	(93,057)
Other comprehensive loss	—	—		—	(5,805)	(5,805)
Stock-based compensation	—	—	10,895	—	—	10,895
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	307,471	—	(1,882)	—	—	(1,882)
Purchase of capped calls	—	—	(52,318)	—	—	(52,318)
Balance at March 31, 2022	258,473,888	26	1,976,445	(1,216,700)	(7,674)	752,097
Net loss	—	—	—	(110,721)	—	(110,721)
Other comprehensive loss	—	—	—	—	(1,970)	(1,970)
Stock-based compensation	—	—	12,083	—	—	12,083
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	216,758	—	(914)	—	—	(914)
Balance at June 30, 2022	258,690,646	$26	$1,987,614	$(1,327,421)	$(9,644)	$650,575
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	275,397,229	$28	$2,111,316	$(1,623,795)	$(7,326)	$480,223
Net loss	—	—	—	(159,385)	—	(159,385)
Other comprehensive income	—	—	—	—	3,136	3,136
Stock-based compensation	—	—	12,976	—	—	12,976
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	508,159	—	(1,870)	—	—	(1,870)
Issuance of common stock pursuant to at-the-market offering	5,759,499	—	32,044	—	—	32,044
Transaction costs	—	—	(343)	—	—	(343)
Balance at March 31, 2023	281,664,887	28	2,154,123	(1,783,180)	(4,190)	366,781
Net loss	—	—	—	(134,364)	—	(134,364)
Other comprehensive income	—	—	—	—	1,919	1,919
Stock-based compensation	—	—	11,859	—	—	11,859
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	485,076	1	(447)	—	—	(446)
Issuance of common stock pursuant to at-the-market offering	54,610,571	5	241,388	—	—	241,393
Transaction costs	—	—	(2,601)	—	—	(2,601)
Balance at June 30, 2023	336,760,534	$34	$2,404,322	$(1,917,544)	$(2,271)	$484,541
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(293,749)	$(203,778)
Stock-based compensation	24,835	22,978
Depreciation and amortization	6,437	5,767
Amortization of debt issuance costs	1,075	841
Other non-cash items	(2,020)	241
Change in operating assets and liabilities:
Inventories	5,793	(4,136)
Other current and non-current assets	4,736	1,410
Accounts payable and accrued liabilities	(4,307)	10,108
Customer deposits	(2,535)	13,733
Other current and long-term liabilities	(1,652)	(125)
Net cash used in operating activities	(261,387)	(152,961)
Cash flows from investing activities:
Capital expenditures	(12,616)	(6,293)
Purchases of marketable securities	(409,920)	(379,254)
Proceeds from maturities and calls of marketable securities	471,287	—
Net cash provided by (used in) investing activities	48,751	(385,547)
Cash flows from financing activities:
Payments of finance lease obligations	(116)	(66)
Proceeds from convertible senior notes	—	425,000
Debt issuance costs	—	(11,278)
Purchase of capped call	—	(52,318)
Proceeds from issuance of common stock	273,437	—
Proceeds from issuance of common stock pursuant to stock options exercised	—	49
Withholding taxes paid on behalf of employees on net settled stock-based awards	(2,316)	(2,845)
Transaction costs related to issuance of common stock	(2,961)	—
Net cash provided by financing activities	268,044	358,542
Net increase (decrease) in cash, cash equivalents and restricted cash	55,408	(179,966)
Cash, cash equivalents and restricted cash at beginning of period	342,627	550,030
Cash, cash equivalents and restricted cash at end of period	$398,035	$370,064

Cash and cash equivalents	$358,309	$329,857
Restricted cash	39,726	40,207
Cash, cash equivalents and restricted cash	$398,035	$370,064
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
The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The amortized cost, unrealized loss and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$46,036	$—	$46,036
Money market	351,999	—	351,999
Marketable securities:
U.S. treasuries	98,873	29	98,902
Corporate bonds	485,368	(2,357)	483,011
	$982,276	$(2,328)	$979,948

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$51,651	$—	$51,651
Money market	249,249	—	249,249
Certificate of deposits	41,727	—	41,727
Marketable securities:
U.S. treasuries	79,570	(53)	79,517
Corporate bonds	564,853	(7,262)	557,591
	$987,050	$(7,315)	$979,735
The Company included $2.7 million and $4.5 million of interest receivable in prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities within interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $2.0 million in accretion income, net and $1.8 million in amortization expense, net for its marketable securities for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $2.5 million in accretion income, net and $4.0 million in amortization expense, net for its marketable securities for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, the amortized cost and estimated fair value of the Company's marketable securities were $584.2 million and $581.9 million, respectively. These marketable securities all had contractual maturities within one year and, accordingly, have been presented in current assets in the accompanying condensed consolidated balance sheet.
(3) Inventories
Inventories are comprised of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Raw materials	$13,625	$15,033
Spare parts	4,625	9,010
	$18,250	$24,043

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4) Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Land	$1,302	$1,302
Buildings	9,092	9,117
Aircraft	784	195
Machinery and equipment	38,144	37,223
Information technology software and equipment	38,457	33,387
Leasehold improvements	31,610	31,086
Construction in progress	19,578	4,339
	138,967	116,649
Less: accumulated depreciation and amortization	69,098	62,991
	$69,869	$53,658
The following table sets forth a summary of depreciation and amortization expense related to property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$1,217	$1,248	$2,461	$2,501
Selling, general and administrative	1,975	1,667	3,976	3,266
	$3,192	$2,915	$6,437	$5,767
(5) Leases
The components of expense related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$2,800	$2,092	$5,610	$4,069
Variable lease cost	584	2,106	1,285	3,316
Short-term lease cost	6	—	12	—

Finance lease cost:
Amortization of assets under finance leases	66	29	131	58
Interest on finance lease liabilities	20	4	39	9
Total finance lease cost	86	33	170	67
Total lease cost	$3,476	$4,231	$7,077	$7,452

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$4,245	$5,087
Operating cash flows for finance leases	$39	$9
Financing cash flows for finance leases	$116	$66
Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$270	$4,924
Finance leases	$140	$—
Other Information:
Weighted average remaining lease term:
Operating leases (in years)	10.2	11.2
Finance leases (in years)	3.2	1.7
Weighted average discount rates:
Operating leases	12.2%	11.7%
Finance leases	12.9%	8.1%

The supplemental balance sheet information related to leases is as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$47,230	$48,463

Short-term operating lease liabilities	$3,822	$3,020
Long-term operating lease liabilities	55,905	56,645
Total operating lease liabilities	$59,727	$59,665

Right-of-use assets are presented in other non-current assets and lease liabilities are presented in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(6) Accrued Liabilities
The components of accrued liabilities are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued compensation	$24,158	$26,554
Accrued manufacturing sub-contractor and contract labor costs	15,272	19,398
Other accrued expenses	19,688	15,896
	$59,118	$61,848
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
The net carrying value of the 2027 Notes is as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	8,205	9,280
Net carrying amount	$416,795	$415,720
During each of the three months ended June 30, 2023 and 2022, the Company recognized $3.2 million of interest expense on the 2027 Notes, including $0.5 million and $0.4 million of amortized debt issuance costs, respectively.
During the six months ended June 30, 2023 and 2022, the Company recognized $6.4 million and $5.6 million of interest expense on the 2027 Notes, respectively, including $1.1 million and $0.8 million of amortized debt issuance costs, respectively.
(8) Income Taxes
Income tax expense was $34,000 and $23,000 for the three months ended June 30, 2023 and 2022, respectively. Income tax expense was $162,000 and $48,000 for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate was nil for three and six months ended June 30, 2023 and 2022. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(9) Stockholders' Equity
In August 2022, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an "Agent" and collectively, the "Agents") providing for the offer and sale of up to $300 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at the market offering" program (the "2022 ATM Program").
The Company completed the 2022 ATM Program in June 2023, selling a total of 59.4 million shares of common stock and generating $300 million in gross proceeds since its inception, before deducting $3.0 million in underwriting discounts, commissions and other expenses.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
In June 2023, the Company entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at the market offering" program (the "2023 ATM Program").
During the three months ended June 30, 2023, the Company sold 17.2 million shares of common stock under the 2023 ATM Program and generated $76.8 million in gross proceeds, before deducting $0.8 million in underwriting discounts, commissions and other expenses.
(10) Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(134,364)	$(110,721)	$(293,749)	$(203,778)
Weighted average common shares outstanding	293,222	258,589	285,877	258,439
Basic and diluted net loss per share	$(0.46)	$(0.43)	$(1.03)	$(0.79)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three and six months ended June 30, 2023 were 46.7 million. The total number of shares excluded for the three and six months ended June 30, 2022 were 42.7 million.
(11) Stock-Based Plans and Compensation
Equity Incentive Plans
The Company maintains two equity incentive plans -- the Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the "2019 Plan") and the Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the "Inducement Plan").
Pursuant to the 2019 Plan, the Company has the ability to grant incentive stock options and non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units ("RSUs") and other stock or cash-based awards to employees and other service providers of the Company and its subsidiaries and members of the Company’s board of directors. The 2019 Plan, as amended and restated, was adopted by the Company's board of directors and became effective in April 2023, subject to the approval of the Company’s stockholders, and was approved by the Company’s stockholders in June 2023. Prior to the amendment and restatement of the Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the “Original Plan”), the Company initially reserved 21,208,755 shares of common stock for issuance. The amendment and restatement of the Original Plan increased the number of shares available for issuance by 8,200,000 shares.
Pursuant to the Inducement Plan, the Company has the ability to grant non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units and other stock or cash-based awards to any prospective employee in connection with their commencement of employment with the Company, who (i) is being hired by the Company or (ii) is being rehired following a bona fide period of interruption of employment by the Company, as an inducement material to their commencing employment. The Company's board of directors adopted the Inducement Plan in June 2023 and reserved 2,800,000 shares of common stock for the issuance of awards thereunder.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Stock-Based Compensation
Pursuant to both the 2019 Plan and the Inducement Plan, the Company has the ability to grant performance stock units ("PSUs") and performance stock options ("PSOs"). PSUs are RSUs that vest based on achievement of specified performance criteria. PSOs are stock options that vest based on achievement of specified performance criteria.
A summary of the components of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Stock option and PSO expense:
Research and development	$492	$731	$1,025	$1,416
Selling, general and administrative	1,382	2,192	3,020	3,917
Total stock option and PSO expense	1,874	2,923	4,045	5,333

RSU and PSU expense:
Research and development	2,525	2,702	5,008	5,620
Selling, general and administrative	7,460	6,458	15,782	12,025
Total RSU and PSU expense	9,985	9,160	20,790	17,645
Total stock-based compensation expense	$11,859	$12,083	$24,835	$22,978
As of June 30, 2023, the Company had unrecognized stock-based compensation expense of $6.1 million for stock options and $0.1 million for PSOs. These amounts are expected to be recognized over weighted-average periods of 0.9 years and 0.2 years, respectively. Unrecognized stock-based compensation expense as of June 30, 2023 for RSUs and PSUs totaled $63.7 million and $8.7 million, respectively, which are expected to be recognized over weighted-average periods of 1.2 years and 1.2 years, respectively.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$351,999	$—	$—	$351,999
U.S. treasuries	98,902	—	—	98,902
Corporate bonds	—	483,011	—	483,011
Total assets at fair value	$450,901	$483,011	$—	$933,912

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$249,249	$—	$—	$249,249
Certificates of deposit	41,727	—	—	41,727
U.S. treasuries	79,517	—	—	79,517
Corporate bonds	—	557,591	—	557,591
Total assets at fair value	$370,493	$557,591	$—	$928,084
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$218,833	$—	$218,833
Total liabilities at fair value	$—	$218,833	$—	$218,833

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$193,439	$—	$193,439
Total liabilities at fair value	$—	$193,439	$—	$193,439

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of June 30, 2023 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2023 (for the remaining period)	$5,069	$151
2024	10,114	233
2025	10,190	203
2026	10,347	152
2027	10,313	38
Thereafter	61,372	14
Total payments	107,405	791
Less: present value discount/imputed interest	47,678	146
Present value of lease liabilities	$59,727	$645
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 30, 2023, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The amended complaint alleges, among other things, that the Company and certain of its current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of the Company's ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys' fees and other unspecified equitable relief. The defendants moved to dismiss the amended complaint and, on November 7, 2022, the court granted in part and denied in part the defendants’ motion and gave the plaintiffs leave to file a further amended complaint. Plaintiffs’ filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint on February 24, 2023 and their motion was fully briefed as of May 23, 2023. The Company intends to continue to vigorously defend against this matter.
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
(14) Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$533	$43
Interest	10,625	—

Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment	$9,848	$1,343
Issuance of common stock through RSUs vested	6,662	7,440

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
Commercial Launch of Our Human Spaceflight Program
We are the first spaceline to receive Federal Aviation Administration approval to carry commercial customers to space. This was through an update to our existing commercial spaceflight license which we have held since 2016. In late June 2023, we completed our first commercial spaceflight, 'Galactic 01,' which marked the start of our commercial service. We continuously monitor our supply chain for potential risk associated with the delivery of materials from our suppliers, which in turn could impact the future schedule for our commercial service. We have identified some areas of risk for timely delivery and continue to work on mitigating these identified risks. Any delays in future commercial spaceflights, whether due to supply chain issues, general macroeconomic factors or otherwise, will impact our ability to generate revenue from human spaceflight.
Customer Demand
We have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of June 30, 2023, we had reservations for spaceflights for approximately 800 future astronauts. In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. We are reserving 100 seats within our first 1,000 commercial seats sold for research and scientific experiments. As of June 30, 2023, the tickets sold represent approximately $207 million in expected future spaceflight revenue upon completion of spaceflights.

Available Capacity and Annual Flight Rate
We commenced our commercial operations with a single spaceship, VSS Unity, and a single mothership carrier aircraft, VMS Eve, which together comprise our only spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. Additionally, we are temporarily assigning one of the four passenger seats in VSS Unity to be occupied by one of our employees to gather input about the experience in order to help us create a better experience for our customers in the long-term. To reduce the capacity constraint associated with having only one spaceflight system, we are currently developing our next generation spaceflight vehicles, which include our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. We are dedicating significant engineering resources to the work that precedes production of the future fleet. Simultaneously, we are focused on the flight consistency of Unity and Eve to bring our customers to space and to demonstrate the value of our product.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue	$1,871	$357	$2,263	$676

Operating expenses:
Customer experience	234	122	552	147
Research and development	86,574	62,340	196,444	114,167
Selling, general and administrative	51,437	44,700	101,802	81,707
Depreciation and amortization	3,192	2,915	6,437	5,767
Total operating expenses	141,437	110,077	305,235	201,788

Operating loss	(139,566)	(109,720)	(302,972)	(201,112)

Interest income	8,404	1,985	15,734	2,803
Interest expense	(3,216)	(3,157)	(6,427)	(5,631)
Other income, net	48	194	78	210
Loss before income taxes	(134,330)	(110,698)	(293,587)	(203,730)
Income tax expense	34	23	162	48
Net loss	$(134,364)	$(110,721)	$(293,749)	$(203,778)

For the Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022
Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Revenue	$1,871	$357	$1,514	424%	$2,263	$676	$1,587	235%
Revenue for the three months ended June 30, 2023 was primarily attributable to revenue generated from our first commercial spaceflight, 'Galactic 01,' and membership fees related to our Future Astronaut community. Revenue for the three months ended June 30, 2022 was primarily attributable to membership fees related to our Future Astronaut community.
Revenue for the six months ended June 30, 2023 was primarily attributable to revenue generated from our first commercial spaceflight, 'Galactic 01,' and membership fees related to our Future Astronaut community. Revenue for the six months ended June 30, 2022 was primarily attributable to membership fees related to our Future Astronaut community, as well as the performance of engineering services.
Customer Experience

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Customer experience	$234	$122	$112	92%	$552	$147	$405	276%
Customer experience costs for the three months ended June 30, 2023 were primarily attributable to incremental costs related to our commercial spaceflight and costs related to our Future Astronaut community. Customer experience costs for the three months ended June 30, 2022 were primarily attributable to costs related to our Future Astronaut community.
Customer experience costs for the six months ended June 30, 2023 were primarily attributable to incremental costs related to our commercial spaceflight and costs related to our Future Astronaut community. Customer experience costs for the six months ended June 30, 2022 were primarily attributable to costs related to our Future Astronaut community and labor costs incurred in connection with engineering services.
Research and Development

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Research and development	$86,574	$62,340	$24,234	39%	$196,444	$114,167	$82,277	72%
Research and development expenses increased from $62.3 million for the three months ended June 30, 2022 to $86.6 million for the three months ended June 30, 2023. The increase was primarily driven by a $14.6 million increase in manufacturing sub-contractor and contract labor costs, material costs and other direct costs associated with the development of our spaceflight system, and a $7.0 million increase in compensation and other employee benefit costs.
Research and development expenses increased from $114.2 million for the six months ended June 30, 2022 to $196.4 million for the six months ended June 30, 2023. The increase was primarily driven by a $53.9 million increase in manufacturing sub-contractor and contract labor costs, material costs and other direct costs associated with the development of our spaceflight system, and a $20.6 million increase in compensation and other employee benefit costs.

Selling, General and Administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Selling, general and administrative	$51,437	$44,700	$6,737	15%	$101,802	$81,707	$20,095	25%
Selling, general and administrative expenses increased from $44.7 million for the three months ended June 30, 2022 to $51.4 million for the three months ended June 30, 2023. The increase was primarily driven by a $4.0 million increase in compensation and other employee benefit costs.
Selling, general and administrative expenses increased from $81.7 million for the six months ended June 30, 2022 to $101.8 million for the six months ended June 30, 2023. The increase was primarily driven by a $11.7 million increase in compensation and other employee benefit costs, a $2.9 million increase in stock-based compensation, a $1.7 million increase in professional and consulting fees and a $1.0 million increase in facility costs.
Depreciation and Amortization

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Depreciation and amortization	$3,192	$2,915	$277	10%	$6,437	$5,767	$670	12%
Depreciation and amortization expense increased from $2.9 million for the three months ended June 30, 2022 to $3.2 million for the three months ended June 30, 2023, an increase of $0.3 million due to the acquisition of property, plant and equipment.
Depreciation and amortization expense increased from $5.8 million for the six months ended June 30, 2022 to $6.4 million for the six months ended June 30, 2023, an increase of $0.7 million due to the acquisition of property, plant and equipment.
Interest Income

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Interest income	$8,404	$1,985	$6,419	323%	$15,734	$2,803	$12,931	461%
Interest income increased from $2.0 million for the three months ended June 30, 2022 to $8.4 million for the three months ended June 30, 2023. This increase was primarily driven by higher interest rates on marketable securities and deposits in interest bearing accounts.
Interest income increased from $2.8 million for the six months ended June 30, 2022 to $15.7 million for the six months ended June 30, 2023. This increase was primarily driven by higher interest rates on marketable securities and deposits in interest bearing accounts.

Interest Expense

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Interest expense	$3,216	$3,157	$59	2%	$6,427	$5,631	$796	14%
Interest expense was $3.2 million for three months ended June 30, 2023 and $3.2 million for the three months ended June 30, 2022. Interest expense consists of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Interest expense increased from $5.6 million for six months ended June 30, 2022 to $6.4 million for the six months ended June 30, 2023. This increase was primarily driven by a full six months of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense
Income tax expense was immaterial for the three and six months ended June 30, 2023 and 2022. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and restricted cash of $398.0 million and marketable securities of $581.9 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(261,387)	$(152,961)
Investing activities	48,751	(385,547)
Financing activities	268,044	358,542
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,408	$(179,966)
Operating Activities
Net cash used in operating activities was $261.4 million for the six months ended June 30, 2023, and consisted primarily of $293.7 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $24.8 million and depreciation and amortization expense of $6.4 million.
Net cash used in operating activities was $153.0 million for the six months ended June 30, 2022, and consisted primarily of $203.8 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $23.0 million and depreciation and amortization expense of $5.8 million, as well as $21.0 million of cash provided from changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $48.8 million for the six months ended June 30, 2023, and consisted of $471.3 million in proceeds from maturities and calls of marketable securities, partially offset by $409.9 million in purchases of marketable securities and $12.6 million in capital expenditures.
Net cash used in investing activities was $385.5 million for the six months ended June 30, 2022, and consisted of $379.3 million in purchases of marketable securities and $6.3 million in capital expenditures.

Financing Activities
Net cash provided by financing activities was $268.0 million for the six months ended June 30, 2023, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $270.5 million, partially offset by tax withholdings paid for net settled stock-based awards of $2.3 million.
Net cash provided by financing activities was $358.5 million for the six months ended June 30, 2022, and consisted primarily of the issuance of the 2027 Notes for net proceeds of $413.7 million, partially offset by the purchase of the capped call related to the 2027 Notes of $52.3 million and tax withholdings paid for net settled stock-based awards of $2.8 million.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance the development of our spaceflight system and the commercialization of our human spaceflight operations. In addition, we expect our operating expenses to increase as we continue our commercial operations and add additional spaceships to our operating fleet.
Specifically, our operating expenses will increase as we:
•scale up our manufacturing processes and capabilities to support expanding our fleet with additional spaceships, carrier aircraft and rocket motors in connection with commercialization;
•pursue further research and development on our future human spaceflights;
•hire additional personnel in research and development, manufacturing operations, testing programs, maintenance operations and guest services as we increase the volume of our spaceflights;
•seek regulatory approval for any changes, upgrades or improvements to our spaceflight technologies and operations in the future;
•maintain, expand and protect our intellectual property portfolio;
•establish our astronaut campus in New Mexico; and
•hire additional personnel in management to support the expansion of our operational, financial, information technology, and other areas to support our operations as a public company.
We expect our arrangements with third-party providers for the design and manufacture of our next generation of carrier aircraft and to manufacture key subassemblies for our next generation spaceships will require significant capital expenditures from us. Certain estimated amounts in connection with third-party arrangements are subject to future negotiations and cannot be estimated with reasonable certainty.
Although we believe that our current capital is adequate to sustain our operations for at least the next twelve months, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. While we have completed our initial commercial launch with a single spaceship, we currently have additional spaceship vehicles under construction. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities. Until we achieve technological feasibility with our next generation spaceflight systems, we will not capitalize expenditures incurred to construct these spaceflight systems and we will continue to expense these costs as incurred to research and development.
Issuances of Common Stock
In August 2022, we entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an "Agent" and collectively, the "Agents") providing for the offer and sale of up to $300 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at the market offering" program (the "2022 ATM Program").
We completed the 2022 ATM Program in June 2023, selling a total of 59.4 million shares of common stock and generating $300 million in gross proceeds since its inception, before deducting $3.0 million in underwriting discounts, commissions and other expenses.

In June 2023, we entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at the market offering" program (the "2023 ATM Program").
During the three months ended June 30, 2023, we sold 17.2 million shares of common stock under the 2023 ATM Program and generated $76.8 million in gross proceeds, before deducting $0.8 million in underwriting discounts, commissions and other expenses.
Liquidity Outlook
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
Beyond the next twelve months, our principal demand for funds will be to sustain our operations, including the construction of additional spaceships and motherships, expansion of the New Mexico Spaceport, construction of our astronaut campus and payment of the principal amount of our convertible senior notes as they become due. We expect to generate revenue from our human spaceflight program, which commenced with our first commercial spaceflight, 'Galactic 01,' in late June 2023. To the extent this source of capital as well as the sources of capital described above are insufficient to meet our needs, we may need to seek additional debt or equity financing.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
During the fiscal quarter ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the fiscal quarter ended June 30, 2023, there were no significant changes to our market risks compared to those previously disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2022 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
10.1(1)	Amended and Restated Non-Employee Director Compensation Program					*
10.2(1)	Amended and Restated 2019 Incentive Award Plan	S-8	333-271905	99.1	5/12/23
10.3(1)	Form of Executive Restricted Stock Unit Agreement (Cash or Share Settlement)	S-8	333-271905	99.5	5/12/23
10.4(1)	2023 Inducement Incentive Award Plan	S-8	333-272529	99.1	6/8/23

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.5(1)	Form of Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.2	6/8/23
10.6(1)	Form of Performance-Vesting Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.3	6/8/23
10.7	Distribution Agency Agreement, dated June 22, 2023, by and among the Company, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (including the form of Terms Agreement)	8-K	001-38202	3.1	6/22/23
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.

(1) Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: August 1, 2023		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)