Form 10-Q
period 2023-09-30
Virgin Galactic Holdings, Inc
filed 2023-11-09
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2023, there were 399,715,289 shares of the Company’s common stock outstanding.

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
Forward-looking statements may be accompanied by words such as “achieve,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “grow,” “increase,” “intend,” “may,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar words, phrases, or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
•any delay in future commercial flights of our spaceflight fleet;
•our ability to successfully develop and test our next generation vehicles, and the time and costs associated with doing so;
•the safety of our spaceflight systems;
•the development of the markets for commercial spaceflight and commercial research and development payloads;
•our ability to effectively market and sell spaceflights;
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
•the effect of terrorist activity, armed conflict (including any escalation of hostility arising out of the conflict between Russia and Ukraine or other geopolitical conflicts), natural disasters or pandemic diseases on the economy generally, on our future financial or operational results, or our access to additional financing;
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

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$231,030	$302,291
Restricted cash	38,031	40,336
Marketable securities, short-term	766,047	606,716
Inventories	17,062	24,043
Prepaid expenses and other current assets	24,051	28,228
Total current assets	1,076,221	1,001,614
Marketable securities, long-term	53,130	30,392
Property, plant and equipment, net	74,066	53,658
Other non-current assets	64,567	54,274
Total assets	$1,267,984	$1,139,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,986	$16,326
Accrued liabilities	49,888	61,848
Customer deposits	97,923	102,647
Other current liabilities	4,342	3,232
Total current liabilities	180,139	184,053
Non-current liabilities:
Convertible senior notes, net	417,338	415,720
Other long-term liabilities	71,148	59,942
Total liabilities	668,625	659,715
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 399,581,904 and 275,397,229 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	40	28
Additional paid-in capital	2,622,776	2,111,316
Accumulated deficit	(2,022,148)	(1,623,795)
Accumulated other comprehensive loss	(1,309)	(7,326)
Total stockholders' equity	599,359	480,223
Total liabilities and stockholders' equity	$1,267,984	$1,139,938
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,728	$767	$3,991	$1,443

Operating expenses:
Spaceline operations	25,648	590	26,200	737
Research and development	44,848	97,411	241,292	211,578
Selling, general and administrative	42,218	46,113	144,020	127,820
Depreciation and amortization	3,286	2,214	9,723	7,981
Total operating expenses	116,000	146,328	421,235	348,116

Operating loss	(114,272)	(145,561)	(417,244)	(346,673)

Interest income	12,856	3,524	28,590	6,327
Interest expense	(3,221)	(3,293)	(9,648)	(8,924)
Other income (expense), net	86	(203)	164	7
Loss before income taxes	(104,551)	(145,533)	(398,138)	(349,263)
Income tax expense	53	21	215	69
Net loss	(104,604)	(145,554)	(398,353)	(349,332)
Other comprehensive income (loss):
Foreign currency translation adjustment	(60)	(181)	9	(314)
Unrealized income (loss) on marketable securities	1,022	(585)	6,008	(8,227)
Total comprehensive loss	$(103,642)	$(146,320)	$(392,336)	$(357,873)

Net loss per share:
Basic and diluted	$(0.28)	$(0.55)	$(1.26)	$(1.34)

Weighted-average shares outstanding:
Basic and diluted	375,853	263,907	316,198	260,255
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	258,166,417	$26	$2,019,750	$(1,123,643)	$(1,869)	$894,264
Net loss	—	—	—	(93,057)	—	(93,057)
Other comprehensive loss	—	—	—	—	(5,805)	(5,805)
Stock-based compensation	—	—	10,895	—	—	10,895
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	307,471	—	(1,882)	—	—	(1,882)
Purchase of capped call	—	—	(52,318)	—	—	(52,318)
Balance at March 31, 2022	258,473,888	26	1,976,445	(1,216,700)	(7,674)	752,097
Net loss	—	—	—	(110,721)	—	(110,721)
Other comprehensive loss	—	—	—	—	(1,970)	(1,970)
Stock-based compensation	—	—	12,083	—	—	12,083
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	216,758	—	(914)	—	—	(914)
Balance at June 30, 2022	258,690,646	26	1,987,614	(1,327,421)	(9,644)	650,575
Net loss	—	—	—	(145,554)	—	(145,554)
Other comprehensive loss	—	—	—	—	(766)	(766)
Stock-based compensation	—	—	11,510	—	—	11,510
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	202,949	—	(633)	—	—	(633)
Issuance of common stock pursuant to at-the-market offering	15,587,600	1	99,573	—	—	99,574
Transaction costs	—	—	(1,163)	—	—	(1,163)
Balance at September 30, 2022	274,481,195	$27	$2,096,901	$(1,472,975)	$(10,410)	$613,543
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	275,397,229	$28	$2,111,316	$(1,623,795)	$(7,326)	$480,223
Net loss	—	—	—	(159,385)	—	(159,385)
Other comprehensive income	—	—	—	—	3,136	3,136
Stock-based compensation	—	—	12,976	—	—	12,976
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	508,159	—	(1,870)	—	—	(1,870)
Issuance of common stock pursuant to at-the-market offering	5,759,499	—	32,044	—	—	32,044
Transaction costs	—	—	(343)	—	—	(343)
Balance at March 31, 2023	281,664,887	28	2,154,123	(1,783,180)	(4,190)	366,781
Net loss	—	—	—	(134,364)	—	(134,364)
Other comprehensive income	—	—	—	—	1,919	1,919
Stock-based compensation	—	—	11,859	—	—	11,859
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	485,076	1	(447)	—	—	(446)
Issuance of common stock pursuant to at-the-market offering	54,610,571	5	241,388	—	—	241,393
Transaction costs	—	—	(2,601)	—	—	(2,601)
Balance at June 30, 2023	336,760,534	34	2,404,322	(1,917,544)	(2,271)	484,541
Net loss	—	—	—	(104,604)	—	(104,604)
Other comprehensive income	—	—	—	—	962	962
Stock-based compensation	—	—	10,763	—	—	10,763
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	385,122	—	(684)	—	—	(684)
Issuance of common stock pursuant to at-the-market offering	62,436,248	6	210,702	—	—	210,708
Transaction costs	—	—	(2,327)	—	—	(2,327)
Balance at September 30, 2023	399,581,904	$40	$2,622,776	$(2,022,148)	$(1,309)	$599,359
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(398,353)	$(349,332)
Stock-based compensation	35,598	34,488
Depreciation and amortization	9,723	7,981
Amortization of debt issuance costs	1,618	1,466
Other non-cash items	(6,500)	10,256
Change in operating assets and liabilities:
Inventories	3,996	6,817
Other current and non-current assets	10,297	2,253
Accounts payable and accrued liabilities	(2,941)	23,828
Customer deposits	(4,724)	13,108
Other current and long-term liabilities	(1,598)	136
Net cash used in operating activities	(352,884)	(248,999)
Cash flows from investing activities:
Capital expenditures	(25,941)	(12,306)
Purchases of marketable securities	(872,950)	(604,945)
Proceeds from maturities and calls of marketable securities	702,346	294,612
Net cash used in investing activities	(196,545)	(322,639)
Cash flows from financing activities:
Payments of finance lease obligations	(175)	(132)
Proceeds from convertible senior notes	—	425,000
Debt issuance costs	—	(11,278)
Purchase of capped call	—	(52,318)
Repayment of commercial loan	—	(310)
Proceeds from issuance of common stock	484,145	99,573
Proceeds from issuance of common stock pursuant to stock options exercised	—	49
Withholding taxes paid on behalf of employees on net settled stock-based awards	(3,001)	(3,479)
Transaction costs related to issuance of common stock	(5,106)	(1,137)
Net cash provided by financing activities	475,863	455,968
Net decrease in cash, cash equivalents and restricted cash	(73,566)	(115,670)
Cash, cash equivalents and restricted cash at beginning of period	342,627	550,030
Cash, cash equivalents and restricted cash at end of period	$269,061	$434,360

Cash and cash equivalents	$231,030	$394,032
Restricted cash	38,031	40,328
Cash, cash equivalents and restricted cash	$269,061	$434,360
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1) Description of Business and Basis of Presentation
Virgin Galactic Holdings, Inc., together with its consolidated subsidiaries ("Virgin Galactic" or the "Company"), is focused on the development, manufacture and operation of spaceships and related technologies for the purpose of conducting commercial spaceflight and flying commercial research and development payloads into space.
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
The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Statement of Operations Presentation
In July 2023, the Company concluded that technological feasibility had been achieved for its initial spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve, which together comprise the Company’s current spaceflight system. As a result, future costs associated with this spaceflight system, including the manufacture of related rocket motors, will no longer qualify as research and development activities.
Following the launch of commercial service and achievement of technological feasibility, the Company began presenting the operating expenses supporting the Company’s commercial spaceline activities as spaceline operations expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Expenses incurred prior to the achievement of technological feasibility were classified as research and development and selling, general and administrative expenses. Spaceline operations expense includes costs associated with commercial spaceflight services and production costs that are not eligible for capitalization. Spaceline operations expense also includes costs to support the Company’s Future Astronaut Community and costs related to payload cargo and engineering services, which were previously presented as customer experience expense.
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
The amortized cost, unrealized loss and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	September 30, 2023
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$33,697	$—	$33,697
Money market	235,364	—	235,364
Marketable securities:
U.S. treasuries	302,742	(21)	302,721
Corporate bonds	517,741	(1,285)	516,456
	$1,089,544	$(1,306)	$1,088,238

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$51,651	$—	$51,651
Money market	249,249	—	249,249
Certificate of deposits	41,727	—	41,727
Marketable securities:
U.S. treasuries	79,570	(53)	79,517
Corporate bonds	564,853	(7,262)	557,591
	$987,050	$(7,315)	$979,735
Interest receivable of $4.5 million is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities within interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $6.0 million in accretion income, net and $1.5 million in amortization expense, net for its marketable securities for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $8.5 million in accretion income, net and $5.5 million in amortization expense, net for its marketable securities for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents the contractual maturities of the Company's marketable securities as of September 30, 2023:

	September 30, 2023
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$767,170	$766,047
Matures in one to two years	53,313	53,130
	$820,483	$819,177

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(3) Inventories
Inventories are comprised of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Raw materials	$10,822	$15,033
Work-in-process	1,424	—
Spare parts	4,816	9,010
	$17,062	$24,043

(4) Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Land	$1,302	$1,302
Buildings	9,092	9,117
Machinery and equipment	38,738	37,223
Information technology software and equipment	38,400	33,387
Flight equipment and rotables	3,825	195
Leasehold improvements	36,369	31,086
Construction in progress	18,367	4,339
	146,093	116,649
Less: accumulated depreciation and amortization	72,027	62,991
	$74,066	$53,658
The following table sets forth a summary of depreciation and amortization expense related to property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Spaceline operations	$1,516	$—	$1,516	$—
Research and development	436	395	2,897	2,896
Selling, general and administrative	1,334	1,819	5,310	5,085
	$3,286	$2,214	$9,723	$7,981

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(5) Leases
The components of expense related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$3,382	$2,553	$8,992	$6,622
Variable lease cost	1,559	1,760	2,844	4,654
Short-term lease cost	127	—	139	—

Finance lease cost:
Amortization of assets under finance leases	68	42	199	100
Interest on finance lease liabilities	21	11	60	20
Total finance lease cost	89	53	259	120
Total lease cost	$5,157	$4,366	$12,234	$11,396
The components of supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$7,050	$7,980
Operating cash flows for finance leases	$60	$20
Financing cash flows for finance leases	$175	$132
Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$13,814	$16,338
Finance leases	$219	$230
Other Information:
Weighted average remaining lease term:
Operating leases (in years)	10.0	10.8
Finance leases (in years)	3.2	2.8
Weighted average discount rates:
Operating leases	12.1%	12.1%
Finance leases	12.9%	11.3%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

The supplemental balance sheet information related to leases is as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$59,570	$48,463

Short-term operating lease liabilities	$4,139	$3,020
Long-term operating lease liabilities	69,592	56,645
Total operating lease liabilities	$73,731	$59,665

Right-of-use assets are presented in other non-current assets and lease liabilities are presented in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

(6) Accrued Liabilities
The components of accrued liabilities are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued compensation	$29,418	$26,554
Accrued manufacturing sub-contractor and contract labor costs	6,059	19,398
Other accrued expenses	14,411	15,896
	$49,888	$61,848
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
The net carrying value of the 2027 Notes is as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	7,662	9,280
Net carrying amount	$417,338	$415,720
During each of the three months ended September 30, 2023 and 2022, the Company recognized $3.2 million of interest expense on the 2027 Notes, including $0.5 million of amortized debt issuance costs.
During the nine months ended September 30, 2023 and 2022, the Company recognized $9.6 million and $8.9 million of interest expense on the 2027 Notes, respectively, including $1.6 million and $1.5 million of amortized debt issuance costs, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(8) Income Taxes
Income tax expense was $53,000 and $21,000 for the three months ended September 30, 2023 and 2022, respectively. Income tax expense was $215,000 and $69,000 for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rate was nil for three and nine months ended September 30, 2023 and 2022. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
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
The Company completed the 2022 ATM Program in June 2023, selling a total of 59.4 million shares of common stock and generating $300.0 million in gross proceeds since its inception, before deducting $3.0 million in underwriting discounts, commissions and other expenses.
In June 2023, the Company entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at the market offering" program (the "2023 ATM Program").
During the three months ended September 30, 2023, the Company sold 62.4 million shares of common stock under the 2023 ATM Program and generated $210.7 million in gross proceeds, before deducting $2.1 million in underwriting discounts, commissions and other expenses.
During the nine months ended September 30, 2023, the Company sold 79.7 million shares of common stock under the 2023 ATM Program and generated $287.5 million in gross proceeds, before deducting $2.9 million in underwriting discounts, commissions and other expenses.
(10) Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(104,604)	$(145,554)	$(398,353)	$(349,332)
Weighted average common shares outstanding	375,853	263,907	316,198	260,255
Basic and diluted net loss per share	$(0.28)	$(0.55)	$(1.26)	$(1.34)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three and nine months ended September 30, 2023 were 45.0 million. The total number of shares excluded for the three and nine months ended September 30, 2022 were 42.2 million.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
A summary of the components of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Stock option and PSO expense:
Spaceline operations	$282	$—	$282	$—
Research and development	318	596	1,343	2,020
Selling, general and administrative	1,181	2,113	4,200	6,022
Total stock option and PSO expense	1,781	2,709	5,825	8,042

RSU and PSU expense:
Spaceline operations	1,545	—	1,545	—
Research and development	1,579	2,756	6,587	8,400
Selling, general and administrative	5,858	6,045	21,641	18,046
Total RSU and PSU expense	8,982	8,801	29,773	26,446
Total stock-based compensation expense	$10,763	$11,510	$35,598	$34,488

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2023, the Company had unrecognized stock-based compensation expense of $4.4 million for stock options, which is expected to be recognized over a weighted-average period of 0.9 years. Unrecognized stock-based compensation expense as of September 30, 2023 for RSUs and PSUs totaled $49.8 million and $6.7 million, respectively, which are both expected to be recognized over a weighted-average period of 1.1 years.
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
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$235,364	$—	$—	$235,364
U.S. treasuries	302,721	—	—	302,721
Corporate bonds	—	516,456	—	516,456
Total assets at fair value	$538,085	$516,456	$—	$1,054,541

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$249,249	$—	$—	$249,249
Certificates of deposit	41,727	—	—	41,727
U.S. treasuries	79,517	—	—	79,517
Corporate bonds	—	557,591	—	557,591
Total assets at fair value	$370,493	$557,591	$—	$928,084

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$156,532	$—	$156,532
Total liabilities at fair value	$—	$156,532	$—	$156,532

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$193,439	$—	$193,439
Total liabilities at fair value	$—	$193,439	$—	$193,439
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
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum finance lease payments as of September 30, 2023 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2023 (for the remaining period)	$2,854	$78
2024	12,423	247
2025	12,771	218
2026	12,882	167
2027	12,601	52
Thereafter	77,395	20
Total payments	130,926	782
Less: present value discount/imputed interest	57,195	142
Present value of lease liabilities	$73,731	$640

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 30, 2023, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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
The amended complaint alleges, among other things, that the Company and certain of its current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of the Company's ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys' fees and other unspecified equitable relief. The defendants moved to dismiss the amended complaint and, on November 7, 2022, the court granted in part and denied in part the defendants’ motion and gave the plaintiffs leave to file a further amended complaint. Plaintiffs’ filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint on February 24, 2023 and on August 8, 2023, the court granted in part and denied in part the defendants’ motion. On August 22, 2023, the plaintiffs filed a motion asking the court to reconsider its August 8, 2023 order and to certify an interlocutory appeal, or in the alternative to enter a final judgment. The motion was fully briefed as of October 10, 2023. The Company intends to continue to vigorously defend against this matter.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14) Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$533	$34
Interest	10,625	5,667

Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment	$2,512	$1,356
Transfer of inventory to rotables in property, plant and equipment	2,681	—
Issuance of common stock through RSUs vested	8,740	9,557
(15) Subsequent Events
On November 7, 2023, the Company announced a workforce reduction of approximately 185 employees, constituting approximately 18% of the Company’s workforce. The Company is taking this action to decrease its costs and strategically realign its resources. The Company currently estimates that it will incur charges associated with the workforce reduction of approximately $5 million, primarily related to employee severance payments, benefits and related termination costs. The Company expects to recognize the majority of these charges in the fourth quarter of 2023 and that the reduction in force will be substantially complete during the first quarter of 2024.

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
Overview
Virgin Galactic Holdings, Inc. is an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, and post-flight maintenance of our spaceflight system vehicles. Our spaceflight system is developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties.
Recent Developments
In late June 2023, we completed our first commercial spaceflight, 'Galactic 01,' which marked the start of our commercial service.
In July 2023, we concluded that technological feasibility had been achieved for our initial spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve, which together comprise our current spaceflight system. As a result, future costs associated with this spaceflight system, including the manufacture of related rocket motors, will no longer qualify as research and development activities.
Following the launch of commercial service and achievement of technological feasibility, we began presenting the operating expenses supporting our commercial spaceline activities as spaceline operations expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Expenses incurred prior to the achievement of technological feasibility were classified as research and development and selling, general and administrative expenses. Spaceline operations expense includes costs associated with commercial spaceflight services and production costs that are not eligible for capitalization. Spaceline operations expense also includes costs to support our Future Astronaut Community and costs related to payload cargo and engineering services, which were previously presented as customer experience expense.
Through the date of the report, we have completed five commercial spaceflights, including two flights with researchers who conducted scientific experiments.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”
Customer Demand
We have already received significant interest from potential future astronauts. Going forward, we expect the size of our backlog and the number of future astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of September 30, 2023, we had reservations for spaceflights for approximately 800 future astronauts. In August 2021, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public. As of September 30, 2023, the tickets sold represent approximately $207 million in expected future spaceflight revenue upon completion of spaceflights.

Available Capacity and Annual Flight Rate
We commenced our commercial operations with VSS Unity and VMS Eve, which together comprise our current spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce the capacity constraint associated with having only one spaceflight system, we are currently developing our next generation spaceflight vehicles, which include our Delta class spaceships and our next generation motherships, which will allow us to increase our annual flight rate. We are dedicating significant engineering resources to the work that precedes production of the future fleet. Simultaneously, we are focused on the flight consistency of Unity and Eve to bring our customers to space and to demonstrate the value of our product.
Safety Performance of Our Spaceflight System
Our spaceflight system is highly specialized with sophisticated and complex technology. We have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight system meets rigorous quality standards. However, our spaceflight system is still subject to operational and process risks, such as manufacturing and design issues, human errors, or cyber-attacks. Any actual or perceived safety issues may result in significant reputational harm to our business and our ability to generate spaceflight revenue.
Components of Results of Operations
Revenue
Following the commercial launch of our spaceflight services, we expect the significant majority of our revenue to be derived from ticket sales to fly to space and related services. We also expect that we will continue to receive a small amount of revenue from Future Astronaut community membership fees and events, as well as engineering services for third parties.
Spaceline Operations
Spaceline operations expense includes costs to maintain and operate our spaceflight systems; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles, such as rocket motors and spare parts; the consumption of rocket motors, fuel and other consumables; costs to maintain and support our Future Astronaut community; and costs to provide payload cargo and engineering services.
Research and Development
Prior to achieving technological feasibility, we expensed all research and development costs associated with developing and building our current spaceflight system. Until we complete the design phase of our next generation spaceflight system, we will not capitalize expenditures incurred to construct this spaceflight system and we will continue to expense these costs as incurred to research and development.
Research and development expenses represent costs incurred to support activities that advance our future fleet towards commercialization, including basic research, applied research, concept formulation studies, design, development, and related testing activities. Research and development costs will consist primarily of equipment, material, and labor costs (including from third-party contractors) for designing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles for our next generation spaceships and motherships, as well as allocated facilities and other supporting overhead costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and other employee benefit costs for employees involved in general corporate functions, including executive management and administration, accounting, finance, legal, information technology, sales and marketing, and human resources. Non-compensation components of selling, general and administrative expenses include accounting, legal and other professional fees, facilities expenses, and other corporate expenses.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue	$1,728	$767	$3,991	$1,443

Operating expenses:
Spaceline operations	25,648	590	26,200	737
Research and development	44,848	97,411	241,292	211,578
Selling, general and administrative	42,218	46,113	144,020	127,820
Depreciation and amortization	3,286	2,214	9,723	7,981
Total operating expenses	116,000	146,328	421,235	348,116

Operating loss	(114,272)	(145,561)	(417,244)	(346,673)

Interest income	12,856	3,524	28,590	6,327
Interest expense	(3,221)	(3,293)	(9,648)	(8,924)
Other income (expense), net	86	(203)	164	7
Loss before income taxes	(104,551)	(145,533)	(398,138)	(349,263)
Income tax expense	53	21	215	69
Net loss	$(104,604)	$(145,554)	$(398,353)	$(349,332)

For the Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022
Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Revenue	$1,728	$767	$961	125%	$3,991	$1,443	$2,548	177%
Revenue for the three months ended September 30, 2023 was primarily attributable to revenue generated from our commercial spaceflights and membership fees related to our Future Astronaut community. Revenue for the three months ended September 30, 2022 was primarily attributable to membership fees related to our Future Astronaut community.
Revenue for the nine months ended September 30, 2023 was primarily attributable to revenue generated from our commercial spaceflights and membership fees related to our Future Astronaut community. Revenue for the nine months ended September 30, 2022 was primarily attributable to membership fees related to our Future Astronaut community, as well as the performance of engineering services.

Spaceline Operations

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Spaceline operations	$25,648	$590	$25,058	nm	$26,200	$737	$25,463	nm
Following the launch of commercial service and achievement of technological feasibility, we began presenting the operating expenses supporting our commercial spaceline activities as spaceline operations expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
Spaceline operations expense for the three and nine months ended September 30, 2023 were primarily attributable to costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles, such as rocket motors and spare parts; and costs to maintain and support our Future Astronaut community.
Spaceline operations expense for the three months ended September 30, 2022 were primarily attributable to costs to maintain and support our Future Astronaut community. Spaceline operations expense for the nine months ended September 30, 2022 were primarily attributable to costs to maintain and support our Future Astronaut community and labor costs incurred in connection with engineering services.
Research and Development

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Research and development	$44,848	$97,411	$(52,563)	(54)%	$241,292	$211,578	$29,714	14%
Research and development expenses decreased from $97.4 million for the three months ended September 30, 2022 to $44.8 million for the three months ended September 30, 2023. The decrease was primarily driven by a $37.2 million decrease in direct labor, materials and other direct costs associated with the development of our spaceflight systems, an $11.3 million decrease in compensation and other employee benefit costs, a $1.6 million decrease in facilities costs, and a $1.5 million decrease in stock-based compensation.
Research and development expenses increased from $211.6 million for the nine months ended September 30, 2022 to $241.3 million for the nine months ended September 30, 2023. The increase was primarily driven by a $53.7 million increase in manufacturing sub-contractor and contract labor costs, consulting, and other direct costs associated with the development of our spaceflight systems and a $9.5 million increase in compensation and other employee benefit costs. These increases were partially offset by a $31.5 million decrease in direct labor and materials costs associated with the development of our spaceflight system and a $2.5 million decrease in stock-based compensation.
Selling, General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Selling, general and administrative	$42,218	$46,113	$(3,895)	(8)%	$144,020	$127,820	$16,200	13%
Selling, general and administrative expenses decreased from $46.1 million for the three months ended September 30, 2022 to $42.2 million for the three months ended September 30, 2023. The decrease was primarily driven by a $3.8 million decrease in compensation and other employee benefit costs, a $2.5 million decrease in consulting costs, and a $1.1 million decrease in stock-based compensation. These decreases were partially offset by a $4.5 million increase in marketing and promotion costs.

Selling, general and administrative expenses increased from $127.8 million for the nine months ended September 30, 2022 to $144.0 million for the nine months ended September 30, 2023. The increase was primarily driven by a $7.9 million increase in compensation and other employee benefit costs, a $5.3 million increase in marketing and promotion costs, a $2.0 million increase in software and other information and technology costs, and a $1.8 million increase in stock-based compensation.
Depreciation and Amortization

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Depreciation and amortization	$3,286	$2,214	$1,072	48%	$9,723	$7,981	$1,742	22%
Depreciation and amortization expense increased from $2.2 million for the three months ended September 30, 2022 to $3.3 million for the three months ended September 30, 2023, an increase of $1.1 million due to the acquisition of property, plant and equipment.
Depreciation and amortization expense increased from $8.0 million for the nine months ended September 30, 2022 to $9.7 million for the nine months ended September 30, 2023, an increase of $1.7 million due to the acquisition of property, plant and equipment.
Interest Income

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Interest income	$12,856	$3,524	$9,332	265%	$28,590	$6,327	$22,263	352%
Interest income increased from $3.5 million for the three months ended September 30, 2022 to $12.9 million for the three months ended September 30, 2023. This increase was primarily driven by increased average balances of marketable securities and deposits in interest bearing accounts, as well as higher interest rates.
Interest income increased from $6.3 million for the nine months ended September 30, 2022 to $28.6 million for the nine months ended September 30, 2023. This increase was primarily driven by higher investment returns on marketable securities and higher interest rates on deposits in interest bearing accounts.
Interest Expense

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2023	2022			2023	2022
	(In thousands, except %)
Interest expense	$3,221	$3,293	$(72)	(2)%	$9,648	$8,924	$724	8%
Interest expense was $3.2 million for three months ended September 30, 2023 and $3.3 million for the three months ended September 30, 2022. Interest expense consists of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Interest expense increased from $8.9 million for nine months ended September 30, 2022 to $9.6 million for the nine months ended September 30, 2023. This increase was primarily driven by a full nine months of interest expense and amortization of debt issuance costs related to our convertible senior notes in 2023.
Income Tax Expense
Income tax expense was immaterial for the three and nine months ended September 30, 2023 and 2022. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.

Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and restricted cash of $269.1 million and marketable securities of $819.2 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(352,884)	$(248,999)
Investing activities	(196,545)	(322,639)
Financing activities	475,863	455,968
Net decrease in cash, cash equivalents and restricted cash	$(73,566)	$(115,670)
Operating Activities
Net cash used in operating activities was $352.9 million for the nine months ended September 30, 2023, and consisted primarily of $398.4 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $35.6 million and depreciation and amortization expense of $9.7 million.
Net cash used in operating activities was $249.0 million for the nine months ended September 30, 2022, and consisted primarily of $349.3 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $34.5 million and depreciation and amortization expense of $8.0 million, as well as $46.1 million of cash provided from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $196.5 million for the nine months ended September 30, 2023, and consisted of $873.0 million in purchases of marketable securities and $25.9 million in capital expenditures, partially offset by $702.3 million in proceeds from maturities and calls of marketable securities.
Net cash used in investing activities was $322.6 million for the nine months ended September 30, 2022, and consisted of $604.9 million in purchases of marketable securities and $12.3 million in capital expenditures, partially offset by $294.6 million in proceeds from maturities and calls of marketable securities.
Financing Activities
Net cash provided by financing activities was $475.9 million for the nine months ended September 30, 2023, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $479.0 million, partially offset by tax withholdings paid for net settled stock-based awards of $3.0 million.
Net cash provided by financing activities was $456.0 million for the nine months ended September 30, 2022, and consisted primarily of the issuance of the 2027 Notes for net proceeds of $413.7 million and net cash proceeds from sale and issuance of common stock of $98.4 million, partially offset by the purchase of the capped call related to the 2027 Notes of $52.3 million and tax withholdings paid for net settled stock-based awards of $3.5 million.
Funding Requirements
We expect our expenditures to fluctuate in connection with our ongoing activities, particularly as we continue to advance the development of our next generation spaceflight system and leverage investments in capital expenditures.
As our fleet of spaceships expands, we expect our expenditures to increase as we scale our commercial operations. Specifically, our long-term expenditures will increase as we:
•scale up our manufacturing processes and capabilities to support expanding our fleet with additional spaceships, carrier aircraft and rocket motors in connection with commercialization;

•hire additional personnel in manufacturing operations, testing programs, maintenance operations and guest services as we increase the volume of our spaceflights;
•scale up required operational facilities, such as hangars and warehouses; and
•establish our astronaut campus in New Mexico
We expect our arrangements with third-party providers to manufacture key subassemblies for our next generation spaceships and for the design and manufacture of our next generation of carrier aircraft will require significant capital expenditures. Certain estimated amounts in connection with third-party arrangements are subject to future negotiations and cannot be estimated with reasonable certainty.
We believe that our current capital is adequate to sustain our operations for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. While we have completed our initial commercial launch with a single spaceship, we are currently developing our next generation spaceflight vehicles. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities.
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
We completed the 2022 ATM Program in June 2023, selling a total of 59.4 million shares of common stock and generating $300.0 million in gross proceeds since its inception, before deducting $3.0 million in underwriting discounts, commissions and other expenses.
In June 2023, we entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at the market offering" program (the "2023 ATM Program").
During the three months ended September 30, 2023, we sold 62.4 million shares of common stock under the 2023 ATM Program and generated $210.7 million in gross proceeds, before deducting $2.1 million in underwriting discounts, commissions and other expenses.
During the nine months ended September 30, 2023, we sold 79.7 million shares of common stock under the 2023 ATM Program and generated $287.5 million in gross proceeds, before deducting $2.9 million in underwriting discounts, commissions and other expenses.
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
Beyond the next twelve months, our principal demand for funds will be to sustain our operations, including the construction of additional spaceships and motherships, expansion of our footprint at Spaceport America in New Mexico, construction of our astronaut campus and payment of the principal amount of our convertible senior notes as they become due. We expect to generate revenue from our spaceflight program, which commenced with our first commercial spaceflight, 'Galactic 01,' in late June 2023. To the extent this source of capital as well as the sources of capital described above are insufficient to meet our needs, we may need to seek additional debt or equity financing.
The commercial launch of our spaceflight program and the anticipated expansion of our fleet have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Some of these risk and uncertainties are described in more detail in our Annual Report on Form 10-K under the heading Item 1A. “Risk Factors—Risks Related to Our Business.”

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
During the fiscal quarter ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the fiscal quarter ended September 30, 2023, there were no significant changes to our market risks compared to those previously disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2022 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As described under the heading “Recent Developments” in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the launch of commercial service and achievement of technological feasibility for our current spaceflight system represents a change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting for the three months ended September 30, 2023. Therefore, significant changes were made to our internal control over financial reporting to support the related changes in accounting processes and financial presentation, and appropriately address the underlying risks. These changes include implementation of preventative and detective controls that support the capitalization of costs related to our assets that have achieved technological feasibility.

Except as otherwise disclosed, there were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

In November 2023, we announced that ‘Galactic 06’ is expected to take place in January 2024, and that we are shifting our Unity flight cadence from monthly to quarterly. We also announced that we plan to pause Unity spaceflights in mid-2024, and that we expect to re-commence flying with test flights for our Delta Class spaceships in mid-2025, in advance of revenue service expected to begin in 2026.
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

Virgin Galactic Holdings, Inc.

Date: November 8, 2023		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)