Form 10-K
period 2023-12-31
Virgin Galactic Holdings, Inc
filed 2024-02-27
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the closing sales price of $3.88 reported on The New York Stock Exchange, was approximately $1.2 billion.

As of February 13, 2024, there were 400,040,013 shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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

•the effect of terrorist activity, armed conflict (including any escalation of hostility arising out of the conflicts between Russia and Ukraine, Israel and Hamas, or other geopolitical conflicts), natural disasters or pandemic diseases on the economy generally, on our future financial or operational results, or our access to additional financing;

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

Risk Factor Summary
Your investment in our common stock will involve certain risks. Set forth below is only a summary of the principal risks associated with an investment in our common stock. You should consider carefully the following discussion of risks, as well as the discussion of risks included in this annual report, before you decide that an investment in our common stock is appropriate for you.

•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.

•The success of our business will be highly dependent on our ability to effectively market and sell spaceflights.

•The market for commercial spaceflight has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

•We anticipate pausing flights in mid-2024 with our current spaceflight system as we develop our next generation spaceflight vehicles. Any delays in the development of our Delta Class spaceships, including successful completion of the flight test program, would adversely impact our business, financial condition and results of operations.

•Any inability to operate our spaceflight systems at our anticipated flight rate could adversely impact our business, financial condition and results of operations.

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

Part I
Item 1. Business.
Overview
We are at the vanguard of a new industry, pioneering a consumer space experience using reusable spaceflight systems. We believe the commercial exploration of space represents one of the most exciting and important technological initiatives of our time. This industry is growing dramatically due to new products, new sources of private and government funding, and new technologies. Demand is emerging from new sectors and demographics, which we believe is broadening the total addressable market. As government space agencies have retired or reduced their capacity to send humans into space, private companies are beginning to make exciting inroads into the fields of human space exploration. We have embarked on this journey with a mission to put humans and research experiments into space and return them safely to Earth on a routine and consistent basis. With our next generation vehicles, we plan to be capable of doing so at an unprecedented frequency. We believe that opening access to space will connect the world to the wonder and awe created by space travel, offering customers a transformative experience, and providing the foundation for a myriad of exciting new industries.

We are an aerospace and space travel company, offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our current spaceflight system was developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties.

We offer our customers a unique, multi-day experience culminating in a spaceflight that includes several minutes of weightlessness and views of Earth from space. Our elegant and distinctive spaceflight system – which takes off and lands on a runway – has been designed for optimal safety and comfort. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose-built commercial spaceport and is the base of our commercial spaceline operations. We believe the site provides us with a competitive advantage as it has a desert climate with relatively predictable weather conditions preferable to support our spaceflights, and it also has airspace that is restricted for surrounding general commercial air traffic.

In December 2018, we made history by flying our groundbreaking spaceship, VSS Unity, to space from Mojave, California. This represented the first flight of a spaceflight system built for commercial service to take humans into space. In February 2019, we flew our second spaceflight with VSS Unity, which carried a crew member in the cabin in addition to the two pilots. After relocating our operations to Spaceport America, we flew two additional spaceflights in May and July of 2021. The May 2021 flight carried revenue-generating research experiments as part of NASA’s Flight Opportunities Program. This was the third time Virgin Galactic had flown technology experiments in the cabin on a spaceflight. This flight also completed the data submission to the Federal Aviation Administration ("FAA"), resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of spaceflight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.

Our flight in July 2021 was the 22nd flight of VSS Unity, the fourth rocket powered spaceflight and the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.

In May 2023, we completed the Unity 25 mission with four employee mission specialists on board. This flight completed the final assessment of the full spaceflight and astronaut experience before commercial service.

In June 2023, 'Galactic 01,' marked the start of commercial service. This flight was a dedicated research mission sponsored by the Italian government, which tested 13 experiments and demonstrated our ability to use suborbital spaceflights to train astronauts for future orbital missions. Our fifth commercial spaceflight, ‘Galactic 05,’ which flew in November 2023, was also a research mission, flying two privately-funded independent researchers using a mix of rack-mounted and wearable experiments. ‘Galactic 02,’ ‘03,’ ‘04’ and ‘06’ flew private astronauts.

In January 2024, we completed our sixth commercial spaceflight.

We are currently developing our next generation spaceflight vehicles, which include our Delta Class spaceships and our next generation motherships, which we expect will allow us to increase our annual flight rate. In light of such development, we have shifted our Unity flight cadence from monthly to quarterly, and we expect to pause Unity spaceflights in mid-2024 and re-commence flying with test flights for our Delta Class spaceships in 2025, in advance of commercial service expected to begin in 2026.

We believe that the market for commercial human spaceflight is significant and untapped. As of December 31, 2023, we have reservations for approximately 750 spaceflight tickets and collected $99.7 million in deposits and membership fees from future astronauts. With each ticket purchased, future astronauts will experience a multi-day journey to prepare their mind and body for their upcoming flight, which includes a comprehensive spaceflight training preparation program and culminates with a trip to space on the final day. Purchasing a ticket also provides membership in our Future Astronaut community, which provides access to special events and experiences.

We have developed an extensive portfolio of proprietary technologies embodied in the highly specialized assets that we have developed or leased to enable commercial spaceflight and address these industry trends. These assets include:

•Our carrier aircraft, the mothership. The mothership is a twin-fuselage, custom-built aircraft designed to carry our spaceships up to an altitude of approximately 45,000 feet, where the spaceship is released for its flight into space. Using the mothership’s air launch capacity, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to the Earth’s surface. Our carrier aircraft is designed to launch hundreds of spaceship flights over its lifetime. This reusable launch platform design provides a flight experience and economics similar to commercial airplanes and offers an economic advantage over other potential launch alternatives. Additionally, our carrier aircraft is designed to have a rapid turnaround time to enable it to provide frequent spaceflight launch services for multiple spaceships.

•Our spaceships. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human-tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from passenger boarding to the disembarkation, of approximately 90 minutes. The spaceship cabin has been designed to maximize astronaut safety, experience and comfort. A dozen windows line the sides and ceiling of the spaceship, offering customers the ability to view the blackness of space as well as stunning views of the Earth below. Pilot-designed and pilot-flown missions aid safety and customer confidence, enhancing the spaceflight experience. With the exception of the rocket motor, which must be replaced after each flight, the spaceship is designed as a wholly reusable vehicle.

Our next generation of spaceships – “Delta” – are in development and anticipated to enter commercial service in 2026. These ships are “production model” vehicles which build on the system and technology we have proven with our initial vehicles, but designed and manufactured to allow for greater predictability, faster turnaround time and easier maintenance. Importantly, they feature six passenger seats (50% more than VSS Unity) and are expected to fly twice per week in steady-state operations, which we expect will make them the highest-capacity and lowest-cost human-rated space vehicles ever created. In 2023, we completed preliminary design review and tooling began for our contractors to prepare for parts and materials fabrication. In November 2023, we announced that we intended to focus our resources on the acceleration of the Delta program, including pausing Unity spaceflights in mid-2024, and that we are expected to re-commence flying with test flights for our Delta Class spaceships in 2025, in advance of commercial service expected to begin in 2026. The Delta spaceships will be assembled at our new factory in Mesa, Arizona, which is advancing on schedule and expected to open in mid-2024.

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

•Spaceport America. The astronaut flight preparation and experience takes place at our operational headquarters at Spaceport America. Spaceport America is the first purpose-built commercial spaceport in the world and serves as the home of our terminal hangar building, officially designated the “Virgin Galactic Gateway to Space.” Spaceport America is located in New Mexico on more than 25 square miles of desert landscape, with access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate flight scheduling by preventing general commercial air traffic from entering the area. Additionally, the desert climate and its relatively predictable weather provide favorable launch conditions year-round. Our license from the FAA includes Spaceport America as a location from which we can launch and land our spaceflight system on a routine basis.

Our goal is to offer our customers an unmatched and safe journey to space without the need for any previous experience or significant prior training and preparation. We have worked diligently for over a decade to plan every aspect of the journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences, and reliable transportation system operations and safety. Each astronaut will spend several days at Spaceport America, including days devoted to pre-flight training and the spaceflight itself occurring at the end of the training period. In space, they will be able to float out of their seats and experience weightlessness, looking directly down at Earth. After enjoying several minutes of weightlessness, our astronauts will maneuver back to their seats to prepare for re-entry and the journey back into the Earth’s atmosphere. Upon landing, astronauts will disembark and join family and friends to celebrate their achievements and receive their Virgin Galactic astronaut wings.

Our operations also include spaceflight opportunities for research and technology development. Researchers have historically utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities utilizing the space-like environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets, satellites or orbital platforms. These opportunities are high cost, infrequent and may impose highly limiting operational constraints. Our spaceflight system is intended to provide the scientific research community low cost, repeatable access to space and the microgravity environment. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware such as payload lockers that we provide to researchers that request them, along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive launch service allowing for experiments to be conducted rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in many of our spaceflights to date. Our first four spaceflights carried payloads into space for research purposes through NASA's Flight Opportunities Program, and two of our commercial spaceflights, ‘Galactic 01’ and ‘Galactic 05,’ carried researchers conducting human-tended experiments onboard. ‘Galactic 01’ – our first commercial spaceflight – was a government-funded flight which carried 13 human-tended and autonomous research payloads with three crew members from the Italian Air Force and the National Research Council of Italy. VSS Unity’s cabin served as a suborbital science lab to provide the environment for rack-mounted payloads and for the crew to interact with wearable payloads. The research focused on the fields of thermo-fluid dynamics, materials science and biomedicine. On ‘Galactic 05,’ two private researchers, one sponsored by the Southwest Research Institute (SwRI), and another sponsored by the International Institute for Astronautical Sciences (IIAS), conducted a total of five human-tended research experiments.

We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services, such as research, design, development, manufacturing and integration of advanced technology systems.

Commercial Space Industry

The commercial exploration of space represents one of the most exciting and important technological initiatives of our time. For the last six decades, crewed spaceflight missions commanded by the national space agencies of the United States, Russia and China have captured and sustained the attention of the world, inspiring countless entrepreneurs, scientists, inventors, ordinary citizens and new industries. Despite the importance of these missions and their cultural, scientific, economic and geopolitical influence, as of December 31, 2023, only approximately 675 humans have ever traveled above the Earth’s atmosphere into space. Overwhelmingly, these men and women have been government employees handpicked by government space agencies such as NASA, and trained over many years at significant expense. While these highly capable government astronauts have inspired millions, individuals in the private sector have had extremely limited opportunity to fly into space, regardless of their wealth or ambitions.

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

As a result of these trends, we believe the exploration of space and the cultivation and monetization of space-related capabilities offers immense potential to create economic value and future growth. Further, we believe we are at the center of these industry trends and well-positioned to capitalize on them by bringing human spaceflight to a broader global population that dreams of traveling to space. We are initially focused on human spaceflight for personal exploration and research, but we believe our differentiated technology and unique capabilities can be leveraged to address numerous commercial and government opportunities in the commercial space industry.

We have developed an extensive set of integrated aerospace development capabilities for developing, manufacturing and testing aircraft, spacecraft, and related propulsion systems. These capabilities encompass preliminary systems and vehicle design and analysis, detail design, manufacturing, ground testing, flight testing and post-delivery support and maintenance. We believe our unique approach and rapid prototyping capabilities enable innovative ideas to be designed quickly, built and tested with process and rigor. In addition, we have expertise in configuration management and developing documentation needed to transition our technologies and systems to commercial applications. Further, we have developed a significant amount of know-how, expertise and capability that we believe we can leverage to capture growing demand for innovative, agile and low-cost development projects for third parties, including contractors, government agencies and commercial service providers.

Commercial Spaceflight

The market for commercial spaceflight for private individuals is new and virtually untapped. To date, private commercial space travel has been limited to a select group of individuals who were able to reach space only at great personal expense and risk. In 2001, Dennis Tito was the first private individual to purchase a ticket for space travel, paying an estimated $20 million for a ride to the International Space Station (the “ISS") on a Russian Soyuz rocket. Since then, only a limited number of individuals have purchased tickets and flown successful orbital and suborbital missions. In 2021, Blue Origin sold its first commercial ticket for a suborbital flight at a price of $28 million. Current prices for NASA spaceflights to the ISS and SpaceX orbital missions are estimated to be in excess of $50 million per seat.

Historically, the privatization of human spaceflight has been limited primarily by cost and availability to private individuals. In the past, the technologies necessary to journey to space have been owned and controlled strictly by government space agencies. Government agencies have recently demonstrated interest in opening up access to the private sector for spaceflight. Because of the high cost of development, historically, there has been limited innovation to foster the commercial viability of spaceflight. For example, most spacecraft were developed as single-use vehicles; and while the Space Shuttle was built as a reusable vehicle, it required significant recovery and refurbishment between flights.

The interconnected dynamics of national security concerns, government funding, a lack of competing technologies and economies of scale, as well as the infrequency of flights, have all contributed to sustained high costs of spaceflight. In addition to the cost, privatization has also been limited by concerns surrounding the ability to safely transport untrained general members of the public into space. These obstacles have significantly limited the adoption of human space travel, until now.

Our Strategy

Using our proprietary and reusable flight system and supported by a distinctive, Virgin-branded customer experience, we seek to build a scaled and profitable business providing safe, reliable and regular transportation to space. To accomplish this, we intend to:

•Expand our spaceflight operations with more vehicles and significantly higher flight frequency per vehicle. In 2023, we commenced commercial operations with our spaceship, VSS Unity, and our mothership carrier aircraft, VMS Eve, which together comprise our current spaceflight system. We are currently designing and manufacturing our next generation vehicles, including our Delta Class spaceships which will feature six passenger seats and are expected to fly twice per week in steady-state operations. These ships are designed to support Virgin Galactic’s scale and profitability objectives, while helping to increase our reach and fuel further demand as even more people experience the wonder and awe of space travel. With these next generation vehicles, we intend to increase our spaceflight operations at Spaceport America to hundreds of flights per year. Beyond that, we plan to identify opportunities to expand to additional spaceports. We expect our Delta Class spaceship test flights to begin in 2025, in advance of commercial service expected to begin in 2026.

•Lower operating costs. We are focused on developing and implementing operational and manufacturing efficiencies in an effort to decrease the cost per spaceship, mothership and propulsion system, as well as our overall operating costs. We expect that our next generation vehicles and scaled operating model will enable a dramatic reduction in operating cost per flight. Additionally, we expect that our staff will become more efficient in various aspects of operations and maintenance to reduce associated operating costs over time.

•Leverage our proprietary technology and deep manufacturing experience to augment our product and service offerings and expand into adjacent and international markets. We have developed an extensive set of integrated aerospace development capabilities and technologies. While our primary focus for the foreseeable future will be on developing the Delta Class spaceship fleet, we intend to explore the application of our proprietary technologies and our capabilities in areas such as design, engineering, composites manufacturing, high-speed propulsion and production for other commercial and government uses. By leveraging our technology and operations, we believe we will also have an opportunity in the future to pursue growth opportunities abroad, including by potentially opening additional spaceports or entering into other arrangements with different international government agencies. We also expect to continue and expand our government and research payload business, in addition to developing additional commercial partnerships.

Our Competitive Strengths

We are a pioneer in commercial human spaceflight with a mission to transform access to space for the benefit of humankind; to reveal the wonder of space to more people than ever before. We believe that our collective expertise, coupled with the following strengths, will allow us to build our business and expand our market opportunity and addressable markets:

•Differentiated technology and capabilities. Since the Company was formed in 2004, we have developed our current spaceflight system consisting of reusable vehicles and capabilities that allow us to conduct efficient and frequent operations for spaceflight and which were the basis for the FAA granting us our commercial space launch license in 2016. Our spaceflight system and our hybrid rocket motor together enable the following key differentiators:

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

◦Large cabin with multiple windows, allowing for an experience of weightlessness and easy access to views of Earth for all of our astronauts;

◦Unique “wing-feathering” system, designed to enable a safe, aerodynamically controlled re-entry into the Earth’s atmosphere on a repeated basis; and

◦Versatile cabin provides the adaptability to operate research-focused flights with payload racks and researchers onboard as well as private astronaut flights with a full cabin of commercial passengers.

•Significant backlog and pent-up customer demand. We believe a significant market opportunity exists for a company that can provide high net worth individuals with the opportunity to enjoy a spaceflight experience in comfort and safety. We have received significant interest from future astronauts and research organizations. As of December 31, 2023, we have flown 15 paying astronauts, have reservations from approximately 750 future astronauts and have collected $99.7 million in deposits and membership fees from future astronauts. As of December 31, 2023, the tickets sold represent approximately $205 million in expected future spaceflight revenue upon completion of spaceflights and collection of outstanding balances owed by customers, which become due prior to spaceflights. Additionally, as of December 31, 2023, we have flown 30 payloads for space research missions and intend to pursue similar arrangements for additional research missions.

•Iconic brand associated with unique customer experiences. The Virgin brand carries an exceptional reputation worldwide for innovation, customer experience, adventure and luxury. We have been planning our customer journey for many years and have refined our plans with the help of our astronauts, many of whom are highly regarded enthusiasts who are committed to optimizing their experience and our success. The end-to-end customer journey starts at the point of sale and extends far beyond the spaceflight experience – with membership in our Future Astronaut community and access to experiences, events, trips and activities around the world, all curated and delivered by our uniquely experienced team. The multi-day spaceflight experience in New Mexico includes several days of personalized training at the world’s first purpose-built commercial spaceport. It culminates in an epic flight to space, with a customer media package of videos and photographic records of the journey to keep for a lifetime. As we expand operations with our Delta fleet, we are planning for luxury accommodations at the Virgin Galactic Astronaut Campus, which is designed to house astronaut family and guests, underpinned with all-inclusive luxury amenities. Our astronauts are also granted membership to a unique and long-established global community of Virgin Galactic Future Astronauts and alumni.

•Limited competition with natural barriers to entry. Entry into the commercial spaceflight market requires a significant financial investment as well as many years of high-risk development. We were formed in 2004 after the architecture of our spaceflight system had been proven in prototype form, which in itself had taken several years. In total, the development of our platform and capabilities has required significant investment to date. We are aware of only one competitor with a similar investment of time and money in suborbital commercial human spaceflight, which is taking a different approach to its launch architecture.

•Highly specialized and extensive integrated design and manufacturing capabilities. We possess highly specialized and extensive integrated capabilities that enable us to manage and control almost all elements of design and manufacturing of our current generation of spaceships and carrier aircraft. These capabilities include a unique approach to rapid prototyping that enables us to design, build and test innovative ideas quickly; a deep composite manufacturing experience with broad applications in the aerospace industry; and a dedicated team and facilities that support the full development of our high-performance vehicles. We have partnered with third parties to manufacture key subassemblies for our next generation Delta Class spaceships, which will be assembled in our manufacturing and operations facilities in Mesa, Arizona. Our 200,000+ square-foot campus in Mojave, California, houses hangar and office space and is the site where we perform ground and test operations and production of our rocket motors. Our engineering, design and corporate headquarters in Tustin, California, serves as our primary hub for research, design and engineering of our new Delta Class spaceships.

•Rocket systems and support facilities. Our hybrid rocket motor is core to the success of our spaceflight systems and we have established outstanding technology and infrastructure to maximize our opportunities to ensure our propulsion system is fully integrated into the Delta program while advancing our efforts to deliver cost-effective rocket motors at scale. This includes facilities to conduct full-scale “hot fire” tests – a comprehensive assessment of a rocket motor for performance qualification. Our Rocket Systems team will also work to identify new business opportunities that leverage and expand the intellectual property and commercial potential of technology developed at Virgin Galactic.

•First purpose-built commercial spaceport. We operate our flights at Spaceport America, which was designed to be both functional and beautiful and sets the stage for our astronaut experiences. Spaceport America is located in New Mexico on more than 25 square miles of desert landscape, with access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate flight scheduling and the desert climate and its relatively predictable weather provide favorable launch conditions year-round. Although leased, the facilities were built with our operational requirements and our astronauts in mind, with comprehensive consideration of its practical function, while also providing the basis for the Virgin Galactic experience.

•Experienced management team and an industry-leading flight team. Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International. We also have a senior management team with extensive experience in the aerospace industry, including NASA’s former space shuttle launch integration manager. Our team of pilots is similarly experienced, with decades of flight and flight test experience, and includes former test pilots for NASA, the Royal Air Force, the Royal Canadian Air Force, the U.S. Air Force, the Italian Air Force, and the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the Future Astronaut community.

Our Assets

We have developed an extensive portfolio of proprietary technologies that are embodied in the highly specialized vehicles that we have created to enable commercial spaceflight. These technologies underpin our carrier aircraft, the mothership; our spaceships; our hybrid rocket motor; and our safety systems. Our astronauts will interact with these technologies at Spaceport America, the first purpose-built commercial spaceport, and our terminal hangar building, officially designated the “Virgin Galactic Gateway to Space.”

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

Our carrier aircraft is designed to launch hundreds of spaceship flights over its lifetime. As such, our spaceflight launch platform system offers a considerable economic advantage over other potential launch architectures. Additionally, our carrier aircraft has a rapid turnaround time, enabling it to provide frequent spaceflight launch services for multiple spaceships.

The mothership was designed with a view towards supporting our international expansion and has a range of up to 2,800 nautical miles. As a result, the mothership can transport our spaceships virtually anywhere in the world to establish launch capabilities.

The mothership has completed an extensive, multi-year test program that included a combination of ground and flight tests. As of December 31, 2023, it had completed more than 330 flights, with more than 50 of those being dual tests with our spaceship, VSS Unity. With upgrades incorporated into the mothership over the last two years, our spaceflight system commenced commercial services in June 2023.

Our Spaceships

Virgin Galactic spaceships are reusable with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human-tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from passenger boarding to the disembarkation, of approximately 90 minutes.

The spaceship begins each mission by being carried to an altitude of approximately 45,000 feet by the mothership before being released. Upon release, the pilot ignites the hybrid rocket motor, which propels the spaceship on a near vertical trajectory into space. Once in space, astronauts enjoy amazing views and a weightlessness experience, and the pilots use the spaceship’s unique "wing-feathering" feature in order to prepare the vehicle for re-entry. The feathering system works like a badminton shuttlecock, naturally orienting the spaceship into the desired re-entry position with minimal pilot input. This re-entry position uses the entire bottom of the spaceship to create substantial drag, thereby slowing the vehicle to a safe re-entry speed and reducing both heat and structural loads. Once the spaceship has descended back to an altitude of approximately 55,000 feet above sea level, the wings de-feather back to their normal position, and the spaceship glides back to the base for a runway landing, similar to NASA’s Space Shuttle or any other glider. The spaceship’s feathering system was originally developed and tested on SpaceShipTwo’s smaller predecessor, SpaceShipOne.

Our spaceship’s cabin has been designed to maximize customer safety and comfort. A dozen windows in the cabin line the sides and ceiling of the spaceship, offering astronauts the ability to view the black of space as well as stunning views of the Earth below.

With the exception of the rocket motor, which must be replaced after each flight, our spaceships are designed to be reusable. Like the mothership, our spaceship is constructed with all-composite material construction, providing beneficial weight and durability characteristics.

SpaceShipTwo, VSS Unity, has completed an extensive flight test program that began in March 2010 with the original SpaceShipTwo, VSS Enterprise, which was built by a third-party contractor. The final flight test was conducted in May 2023 with the Unity-25 spaceflight, culminating in more than 50 test flights of the SpaceShipTwo configuration throughout the program. VSS Unity commenced commercial service in June 2023 and has successfully completed six commercial spaceflights to date. We expect to pause Unity spaceflights in mid-2024 and re-commence flying with test flights for our Delta Class spaceships in 2025, in advance of commercial service expected to begin in 2026.

Hybrid Rocket Motor

Our spaceship is powered by a hybrid rocket propulsion system that propels it on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight, meaning that each spaceship flight will require the installation of a new hybrid rocket motor. The assembly of this fuel cartridge with the hybrid rocket motor is designed to be efficient and to support high rates of commercial spaceflight. In 2018, our rocket motor set a Guinness world record as the most powerful hybrid rocket to be used in crewed flight. In February 2019, it was accepted into the permanent collection of the National Air and Space Museum.

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

Our in-house propulsion team is in the process of upgrading our rocket motor production plant to increase the production rate and to reduce the unit production cost to accommodate planned growth in the spaceship fleet and drive increasingly attractive per-flight economics.

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

•Astronaut preparation. Each of our astronauts will go through a customized medical screening and flight preparation process, including training for the use of communication systems, flight protocols, emergency procedures and G-force training. In addition, initial customer questionnaires and health assessments have been completed and are maintained in a comprehensive and secure medical database.

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

Spaceport America

Our astronauts’ flight preparation and experience will take place at The Gateway To Space at Spaceport America, the first purpose-built commercial spaceport in the world. Spaceport America is located in New Mexico on more than 25 square miles of desert landscape and includes a space terminal, hangar facilities and a 12,000 foot runway. The facility has access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate frequent and consistent flight scheduling, and the desert climate and its relatively predictable weather provide favorable launch conditions year-round. The development costs of Spaceport America were largely funded by the State of New Mexico. Our license from the FAA includes Spaceport America as a location from which we can launch and land our spaceflight system.

The terminal hangar building, officially designated the “Virgin Galactic Gateway to Space,” was designed to be functional and beautiful, matching our astronauts’ high expectations of a Virgin-branded facility and delivering an aesthetic consistent with the Virgin Galactic experience. The form of the building in the landscape and its interior spaces capture the drama and mystery of spaceflight, reflecting the thrill of space travel for our astronauts. The LEED-Gold certified building has ample capacity to accommodate our staff and our current fleet of vehicles.

Signature Campus in Sierra County

In August 2022, the Company purchased land to move forward with the development of a new astronaut campus and training facility in the State of New Mexico, near Spaceport America. The land, located in Sierra County, is planned to be home to a new, first-of-its-kind astronaut campus, for the exclusive use by Virgin Galactic astronauts and their guests in advance of a spaceflight from Spaceport America. The master plan for the campus includes training facilities, purposeful accommodations and tailored experiences, as well as an observatory, wellness center, recreation activities, and unique dining options. The opening of this next-generation astronaut campus will be phased in conjunction with the ramp-up of the Delta fleet.

The Astronaut Journey

Our goal is to offer our astronauts an unmatched but affordable opportunity to experience spaceflight safely and without the need for any prior experience or training. We have worked diligently for over a decade to plan every aspect of the customer’s journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences and reliable transportation system operations and safety. We have had the considerable advantage of building and managing our initial community of future astronauts, comprised of individuals from over 60 countries who have made reservations to fly on our spaceships. This community is actively engaged, allowing us to understand the style of customer service and experience expected before, during and after each flight. We have used customer input to ensure that each customer’s journey with us, from end to end, will represent a pinnacle life experience and achievement.

The Virgin Galactic astronaut reservation process, honed and proven over many years, is personalized and consultative, but underpinned by a digital customer relationship management journey. It is designed to deliver a high-touch but efficient and scalable user experience. Once the reservation transaction is completed, the customer receives immediate membership of the Future Astronaut community and access to an annual calendar of money-can’t-buy events and experiences, visits to Virgin Galactic’s facilities in New Mexico and California, as well as space readiness activities such as zero-gravity aircraft flights and high-g centrifuge training. Each customer is welcomed and on-boarded into the Future Astronaut community via a call with our ‘Astronaut Office.’ Future astronauts are kept apprised of community activity and company news through an app-accessed customer portal, which has undergone an extensive upgrade and is now the principal tool by which we provide and receive necessary information from our future astronauts in preparation for their spaceflights.

Prior to traveling to Spaceport America to begin their journey, each astronaut will be required to complete a medical history questionnaire. In addition to completing this questionnaire, each astronaut will also undergo a medical assessment with an aerospace medical specialist, typically within six months of flight. Some astronauts may be asked for additional testing as indicated by their health status. Based on our observations in tests involving a large group of our future astronauts, we believe that the vast majority of people who want to travel to space in our program will not be prevented from doing so by health or fitness considerations.

Pre-Flight Training

Our astronauts participate in several days of pre-flight training. The spaceflight is expected to occur following the completion of training.

Pre-flight training includes briefings, mock-up training and time spent with the mission’s fellow astronauts and crew. The purpose of this training is to ensure that the astronauts get the maximum enjoyment of their spaceflight experience while ensuring that they do so safely.

We have worked with training experts, behavioral health experts, experienced flight technicians, and experienced government astronauts in order to customize training for our suborbital missions. This program includes training for emergency egress, flight communication systems, flight protocols, seat ingress and egress and meets all training requirements prescribed by applicable regulation.

The training program has been built on the philosophy that familiarization with the systems, procedures, equipment and personnel that will be involved in the actual flight will make the astronaut more comfortable and allow the customer to focus their attention on having the best possible experience. As a result, most training involves hands-on activities with real flight hardware or with high fidelity mock-ups.

Although broadly similar for each flight, the training program and the flight schedule may vary slightly depending on the backgrounds, personalities, physical health of the astronauts and weather and other conditions. Additionally, we expect to continue to review, assess and modify the program regularly as we gain additional commercial experience.

The Spaceflight Experience

On the morning of their flight to space, the astronauts will head out to the spaceport for their final flight briefings and preparation. The astronauts will then meet up with their fellow astronauts and board our spaceship, which will already be mated to the mothership.

The spaceship cabin has been designed, like the spaceport interior, to deliver an aesthetic consistent with our brand values and optimize the flight experience. User experience features are expected to include strategically positioned high-definition video cameras and phase-sequenced cabin lighting. Virgin companies are renowned for their interior design, particularly in the aviation industry. That experience and reputation have been brought to bear on both spaceship and spaceport interiors to optimize the customer journey.

Once all astronauts are safely onboard and the pilots have coordinated with the appropriate regulatory and operational groups, the mothership will take-off and climb to an altitude of approximately 45,000 feet. Once at altitude, the pilots will perform all necessary vehicle and safety checks and then will release the spaceship from the mothership. Within seconds, the rocket motor will be ignited, producing acceleration forces of up to 4Gs as the spaceship undertakes a near vertical climb and achieves speeds of approximately Mach 3.

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

Sales and Marketing

In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public for a limited time. As of December 31, 2023, we have reservations for approximately 750 spaceflight tickets and collected $99.7 million in deposits and membership fees from future astronauts, representing potential spaceflight revenue of approximately $205 million. Through strong capabilities in community management, we have high retention rates, despite deposits being largely refundable. We believe these sales are largely attributable to the strength and prominence of the Virgin Galactic brand, which has driven many of our future astronauts directly to us with inbound requests. We plan to ramp up the marketing and selling of new spaceflight reservations in line with the development of our Delta Class spaceship fleet.

Given that sales of spaceflights are consultative and generally require a one-on-one sales approach, we are focused on developing different sales journeys to engage and educate interested individuals and to drive sales conversion in a scalable way. In addition, we intend to utilize third-party partnerships to reach and cultivate our target audiences. This includes, for example, luxury travel agencies.

Research and Education Applications

In addition to the potential market for human space travel, we believe our existing technology has potential application in additional markets, including scientific research and professional astronaut training. Historically, the ability to perform microgravity research has been limited by the same challenges facing human spaceflight, including the significant cost associated with traveling to space and the limited physical capacity available for passengers or other payloads. Additionally, the long launch lead times and the low launch rate for these journeys make it difficult to run an experiment quickly or to fly repeated experiments, and there has traditionally been a significant delay in a researcher’s ability to obtain the data from the experiment once the journey was complete. As a result, researchers have used parabolic aircrafts and drop towers to create moments of microgravity and conduct significant research activities. While these solutions help address cost concerns, they offer only seconds of continuous microgravity per flight. They do not offer access to the upper atmosphere or space, rapid re-flight or, in the case of drop towers and sounding rockets, the opportunity for the principal investigator to fly with the scientific payload. We believe our existing spaceflight system addresses many of these issues by providing:

•Researchers the ability to accompany and tend to their experiments in space;

•The ability to fly payloads repeatedly, which can enable lower cost and iterative campaigns;

•Prompt access to experiments following landing;

•Access to a large payload capacity; and

•In the case of sounding rockets, gentler G-loading.

We believe the demand for access to suborbital research is likely to come from educational and commercial research institutions across a broad range of technical disciplines. Multiple government agencies and research institutions have expressed interest in contracting with us to launch research payloads to space and to conduct suborbital experiments. We have flown 30 experiments for research-related missions and we expect research missions to form an important part of our launch manifest in the future. Two of our commercial spaceflights were dedicated research missions: ‘Galactic 01’ was a government-funded flight and carried 13 research payloads, and ‘Galactic 05’ carried two privately-funded researchers who conducted a total of five human-tended research experiments. This demonstrates the broad implications and desirability of our offering.

Design, Development and Manufacturing

Our development and manufacturing team consists of talented and dedicated engineers, technicians and professionals with years of combined design, engineering, manufacturing and flight test experience from a wide variety of the world’s leading research, commercial and military aerospace organizations.

We have developed extensive vertically integrated aerospace development capabilities for developing, manufacturing and testing aircraft, spacecraft and related propulsion systems. These capabilities encompass preliminary systems and vehicle design and analysis, detail design, manufacturing, ground testing, flight testing and post-delivery support and maintenance. We believe our unique approach and rapid prototyping capabilities enable innovative ideas to be designed quickly and built and tested with process rigor. In addition, we have expertise in configuration management and developing documentation needed to transition our technologies and systems to commercial applications. We believe our breadth of capabilities, experienced and cohesive team, and culture would be difficult to re-create and can be easily leveraged on the future design, build and test of transformational aerospace vehicles.

The first vehicle we manufactured was VSS Unity, the second SpaceShipTwo. Leveraging the extensive design engineering invested in VSS Unity, we are currently designing and producing a new fleet of spaceships, our Delta Class, based on that design, at a substantially lower cost. In addition, we are manufacturing rocket motors to support the growth of our commercial operations over time.

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

The Company plans to assemble our next generation spaceships in Mesa, Arizona, which consists of approximately 151,000 square feet of manufacturing and operating facilities. Our rocket motor plant and hot-fire test facility are located in Mojave, California, where we also perform ground and test operations. This location provides us with year-round access to airspace for various flight test programs. Our Design and Engineering center is located in Tustin, California and encompasses approximately 61,000 square feet of office space and functions as our corporate headquarters.

Additional Potential Applications of our Technology and Expertise

We believe we can leverage our robust platform of advanced technologies, significant design, engineering and manufacturing experience, and thousands of hours of flight training to develop additional aerospace applications.

While our primary focus for the foreseeable future is on managing our commercial human spaceflight operations, we intend to expand our commitment to exploring and evaluating the application of our technologies and expertise into these and other ancillary applications.

Competition

The commercial spaceflight industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitor in establishing a suborbital commercial human spaceflight market is Blue Origin, a privately-funded company that has developed a vertically-launched, suborbital capsule. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing competitive products within the aerospace industry, including SpaceX and Boeing. While these companies are currently focused on providing orbital spaceflight transportation to government agencies, a fundamentally different product from ours, we cannot ensure that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. We may also explore the application of our proprietary technologies for other uses.

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

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, by using a combination of patent, trademark, copyright, and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Our engineers' ongoing research and development make important contributions to our business. We periodically evaluate these contributions and we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.
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

Regulatory

Federal Aviation Administration

The regulations, policies, and guidance issued by the FAA apply to the use and operation of our spaceflight system. When we operate our spaceflight system as “launch vehicles,” meaning a vehicle built to operate in, or place a payload or human beings in, space, the FAA’s Commercial Space Transportation requirements apply. Operators of launch vehicles are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s financial responsibility requirements for third-party liability. Congress enacted a "learning period" restricting the FAA from issuing regulations until January 1, 2024 for occupant safety of spaceflight participants on launch vehicles such as our spaceships. During this period, the FAA is still able to issue regulations governing the design or operation of a vehicle to protect the health and safety of crew, government astronauts and spaceflight participants under certain conditions. The learning period has been extended until March 9, 2024; however, legislation has been introduced to extend the learning period to October 1, 2031. Although it is uncertain when the learning period will expire, we may face increased and more expensive regulation from the FAA relating to our spaceflight activities when it does. The FAA issued a revision to their regulations governing commercial spaceflight that is intended to streamline licensing a variety of vehicles. Our operations are covered under the existing regulatory framework until 2026, and we are in the process of transitioning to these revised regulations for the launch of our Delta Class vehicles.

When not operating as launch vehicles, our spaceflight system vehicles are regulated as experimental aircraft by the FAA. The FAA is responsible for the regulation and oversight of matters relating to experimental aircraft, the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA aircraft certification and maintenance, and other matters affecting air safety and operations. We work closely with the FAA to report any matters that arise during flight. For example, in February 2024, we voluntarily disclosed to the FAA that we became aware that, during our ‘Galactic 06’ spaceflight, an alignment pin detached from the launch pylon of our mothership, VMS Eve, after the spaceship was released from the mothership. At no time did the detached alignment pin pose a safety impact to the vehicles or the crew on board.

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

Informed Consent and Waiver

Our commercial human spaceflight operations and any third-party claims that arise from our operation of spaceflights are subject to federal and state laws governing informed consents and waivers of claims, including under the Commercial Space Launch Act (“CSLA”), the Commercial Space Launch Amendments Act of 2004 (“CSLAA”) and the New Mexico Space Flight Informed Consent Act (“SFICA”).

Under U.S. federal law and the CSLAA, operators of spaceflights are required to obtain informed consent from both participants and members of the crew for any commercial human spaceflight. In addition, the CSLAA requires that an operator must obtain any spaceflight participant’s informed consent before receiving compensation or making an agreement to fly. While compensation is not defined in regulation or statute, the FAA does not consider refundable deposits for future spaceflight to be compensation. Moreover, the CSLA established a three-tiered indemnification system for a portion of claims by third parties for injury, damage or loss that result from a commercial spaceflight incident. Under the first tier, all operators with an FAA license for launch activities are required to demonstrate financial responsibility with either an insurance policy or dedicated funds set aside in amounts up to the maximum probable loss (“MPL”) level likely to occur in the event of an accident. The MPL is determined by the FAA for each licensed launch activity. The second tier occurs in the instance of a catastrophic loss which requires funds in excess of the MPL. Here, U.S. law provides that the FAA will draft a compensation plan and, subject to successful congressional appropriations, the federal government will pay up to $3.0 billion to indemnify the operator above the levels covered by insurance. The third tier stipulates that any amount exceeding the $3.0 billion indemnity would revert to the operator.

Additionally, the SFICA offers spaceflight companies protection in New Mexico, where we conduct our commercial operations, from lawsuits from passengers on space vehicles where spaceflight participants provide informed consent and a waiver of claims. This law generally provides coverage to operators, manufacturers and suppliers, and requires operators to maintain at least $1.0 million in insurance for all spaceflight activities.

At this time, no such claim regarding third-party liability or informed consent provisions have been brought in New Mexico or in federal courts. We are unable to determine whether the indemnity provided by the CSLA, CSLAA, or the SFICA or other applicable laws or regulations would be upheld by the U.S. or foreign courts. The various federal and state regulations regarding informed consent for suborbital commercial spaceflight are evolving and we continue to monitor these developments. However, we cannot predict the timing, scope or terms of any other state, federal or foreign regulations relating to informed consent and waivers of claims relating to commercial human spaceflight.

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

Many different types of internal controls and safeguards are required to maintain compliance with such export control rules. In particular, we are required to maintain a registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software and technology; and obtain licenses or other forms of U.S. government authorizations to engage in certain activities, including the performance of services for foreign persons, related to and that support our spaceflight business. The authorization requirements include the need to get permission to release controlled technology to foreign persons, including foreign person employees under the License Exception Strategic Trade Authorization for certain exports, re-exports and transfers in-country. The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations.

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

Human Capital

At Virgin Galactic, our employees are critical to our mission of opening access to space for all. In order to achieve our bold objectives, our employees possess a diverse set of perspectives, experiences and cultures to power our collective success. We strive to empower our talented, motivated and dedicated team, and work to create an innovative and inclusive environment.

Prior to joining the Company, many of our employees had prior experience working for a wide variety of highly reputed commercial aviation, aerospace, military, high technology and world-recognized organizations.

Our integrated human capital management strategy includes the acquisition, development and retention of our employees, as well as market-based compensation and benefit programs designed to reward the achievement of short- and long-term business results and aligned with the interests of our stockholders.

Our employees are the cornerstone to our success. However, recent uncertainty in the capital markets and geopolitical unrest makes near-term access to capital markets less favorable. To profitably scale our business, we determined to first invest upfront capital to create a fleet of spaceships based on our standardized production model — the Delta Class spaceships. To address this new environment, in November 2023, we announced a workforce reduction of approximately 185 employees to decrease costs and strategically realign our resources.

After taking into account the workforce reduction, as of February 13, 2024, we had 805 employees across the globe.

Total Workforce Demographics:

•Compensation and Benefits:

◦Virgin Galactic strives to offer competitive compensation, benefits and services that meet the needs of its employees, including short-term and long-term incentive programs, defined contribution plans, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits to attract, retain and promote high-performing employees and reduce turnover and associated costs. In addition, Virgin Galactic's incentive programs are designed to reward the achievement of short- and long-term business results and aligned with the interests of our stockholders.

◦For the year ended December 31, 2023, the compensation and benefits expense, excluding stock-based compensation, earned by personnel totaled $188.0 million.

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
We have incurred significant losses since inception. We incurred net losses of $502.3 million, $500.2 million and $352.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. We have generated limited revenue from our commercial spaceflight operations, which commenced in June 2023, flying payloads into space, scientific research services, and fees related to our Future Astronaut community membership and Future Astronaut community events. It is difficult for us to predict our future operating results as we shift our flight cadence from monthly to quarterly and expect to pause our Unity spaceflights in mid-2024 as we develop our Delta Class spaceships. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we scale our spaceflight operations, continue to attempt to streamline our manufacturing process, develop our next generation spaceflight vehicles, which include our Delta Class spaceships and our next generation motherships, ultimately increase our flight cadence, hire more employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring future astronauts or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

The success of our business will be highly dependent on our ability to effectively market and sell spaceflights.
Although we commenced commercial operations in June 2023, we have generated only limited revenue from spaceflight, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell spaceflight experiences. We have limited experience in marketing and selling spaceflights, which we refer to as our astronaut experience. If we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, to adequately target and engage our potential astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience through direct sales and have sold a limited number of seats each year. Our success depends, in part, on our ability to attract new astronauts in a cost-effective manner. While we had a backlog of approximately 750 future astronauts as of December 31, 2023, we are making, and we expect that we will need to continue to make, significant investments in order to attract new astronauts. Our sales growth depends on our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of new astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new astronauts at the same rate as past campaigns or brand content. If we are unable to attract new astronauts, our business, financial condition and results of operations will be harmed.

The market for commercial spaceflight has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
The market for commercial spaceflight has not been established with precision and is still emerging. Our estimates for the total addressable market for commercial spaceflight are based on a number of internal and third-party estimates, including our current backlog, the number of consumers who have expressed interest in our astronaut experience, assumed prices at which we can offer our astronaut experience, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. The conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our astronaut experience, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.

We anticipate pausing flights in mid-2024 with our current spaceflight system as we develop our next generation spaceflight vehicles. Delays in the development of our Delta Class spaceships, including successful completion of the flight test program, would adversely impact our business, financial condition and results of operations.

We are currently developing our next generation spaceflight vehicles, which include our Delta Class spaceships and our next generation motherships, which we expect will allow us to increase our annual flight rate. Although we commenced commercial operations with our Unity spaceflight system in June 2023, we expect to pause Unity spaceflights in mid-2024 and re-commence flying with test flights for our Delta Class spaceships in 2025, in advance of revenue service expected to begin in 2026.

If we do not complete the development of our next generation spaceflight vehicles in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development of our spaceflight systems and related technology involves many uncertainties, some of which are beyond our control, including:

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

Any inability to operate our spaceflight systems at our anticipated flight rate could adversely impact our business, financial condition and results of operations.

We are currently dependent on a single spaceflight system consisting of a spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve. We are currently developing our next generation spaceflight vehicles, which include our Delta Class spaceships and our next generation motherships, which we expect will allow us to increase our annual flight rate. However, in light of such development, we expect to pause Unity spaceflights in mid-2024 and re-commence flying with test flights for our Delta Class spaceships in 2025, in advance of revenue service expected to begin in 2026.

To be successful, we will need to maintain a sufficient flight rate, which will be negatively impacted if we are not able to operate our spaceflight systems for any reason. In addition to the expected pause on Unity spaceflights while we continue to develop our Delta Class spaceships, we may be unable to operate our spaceflight systems at our anticipated flight rate for a number of other reasons outside of our control, including, but not limited to, unexpected weather patterns, maintenance issues, pilot error, design and engineering flaws, natural disasters, epidemics or pandemics (including COVID-19), changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. Our spaceflight systems are highly sophisticated and depend on complex technology, and we require them to meet rigorous performance goals that may from time to time necessitate that we replace critical components or hardware. Our ability to operate in airspace may also be superseded by the U.S. Department of Defense priority missions. In the event we need to replace any components or hardware of our spaceflight system, there are limited numbers of replacement parts available, some of which have significant lead time associated with procurement or manufacture, so any failure of our systems or their components or hardware could result in reduced numbers of flights and significant delays to our planned growth.
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
As of December 31, 2023, our backlog represents orders from approximately 750 future astronauts for which we have not yet recognized spaceflight revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable and the reservations may be cancelled under certain circumstances without penalty. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue.
In addition to our planned pause of Unity spaceflights in mid-2024, many other events may cause a delay in our ability to fulfill reservations or cause planned spaceflights to not be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, natural disasters, epidemics or pandemics (including COVID-19), changes in governmental regulations or in the status of our regulatory approvals or applications or other events that may force us to cancel or reschedule flights. If we further delay spaceflights or if future astronauts reconsider their astronaut experience, those individuals may seek to cancel their planned spaceflight, and may obtain a full or partial refund.

We have not yet tested flights at our anticipated full passenger capacity of our Delta Class spaceships.

While we have successfully completed six commercial flights with our Unity spaceflight system, we are continuing to develop our Delta Class spaceships and our next generation motherships, with which we anticipate commencing revenue service in 2026. We have not yet tested flights of our Delta Class spaceships at their full passenger capacity of six persons. The success of our spaceflight operations will depend on our achieving and maintaining a sufficient level of passenger capacity on our spaceflights. We have not yet tested flights with this full cabin, and it is possible that the number of passengers per flight may not meet our expectations for a number of factors, including maximization of the passenger experience and satisfaction. Any decrease from our assumptions in the number of passengers per flight could adversely impact our ability to generate revenue at the rate we anticipate.
Any delays in the development and manufacture of additional spaceflight systems and related technology, including our Delta Class spaceships and next generation motherships, may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new spaceflight systems and related technology, including due to the COVID-19 pandemic, as well as other factors. If delays like this arise or recur, in particular in connection with the development of our Delta Class spaceships and next generation motherships, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system, delays in increasing production further or commencing revenue service on our expected timeframes or at all.
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
The success of our business depends in part on effectively managing and maintaining our existing spaceflight system, manufacturing more spaceflight systems, operating a sufficient number of spaceflights to meet customer demand and providing an astronaut experience that meets or exceeds expectations. If for any reason we are unable to manufacture new spaceflight systems or are unable to schedule spaceflights as planned, this could have a material adverse effect on our business, financial condition and results of operations. If our current or future spaceflight systems do not meet expected performance or quality standards, including with respect to customer safety, this could cause delays. Further, flight operations within restricted airspace require advance scheduling and coordination with government range owners and other users, and any high priority national defense assets will have priority in the use of these resources, which may impact our cadence of spaceflight operations or could result in cancellations or rescheduling. Any operational or manufacturing delays or other unplanned changes to our ability to operate spaceflights could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our operations grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing and distribution functions. We will also need to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of spacecraft as currently planned or within the planned timeframe. The expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our spaceflight systems. However, in November 2023, we announced a workforce reduction of approximately 185 employees, constituting approximately 18% of our workforce, in order to decrease costs and strategically realign our resources.

Our growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of pilots and employees, finding manufacturing capacity to produce our spaceflight systems and related equipment, and delays in production and spaceflights. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our fleet of spacecraft and increase our presence around the globe, we expect to incur substantial expenses as we continue to attempt to streamline our manufacturing process, increase our flight cadence, hire more employees, and continue research and development efforts relating to new products and technologies and expand internationally. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.
Our prospects and operations may be adversely affected by changes in consumer preferences and economic conditions that affect demand for our spaceflights.
Because our business is currently concentrated on a single, discretionary product category, commercial spaceflight, we are vulnerable to changes in consumer preferences or other market changes. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential astronauts may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases, which may include not scheduling spaceflight experiences or cancelling existing reservations for spaceflight experiences. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased consumer confidence, decreased discretionary spending and reduced consumer demand for spaceflight experiences. Moreover, future shifts in consumer spending away from our spaceflight experience for any reason, including decreased consumer confidence, adverse economic conditions or heightened competition, could have a material adverse effect on our business, financial condition and results of operations. If such business and economic conditions are experienced in future periods, this could reduce our sales and adversely affect our profitability, as demand for discretionary purchases may diminish during economic downturns, which could have a material adverse effect on our business, financial condition and results of operations.
Adverse publicity stemming from any incident involving us or our competitors, or an incident involving a commercial airline or other air travel provider, could have a material adverse effect on our business, financial condition and results of operations.

We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. If our personnel or one of our spaceflight systems, the personnel or spacecraft of one of our competitors or the personnel, aircraft or other vehicle of a commercial airline, governmental agency or other specialty adventure company, were to be involved in a public incident, accident or catastrophe, this could create an adverse public perception of spaceflight and result in decreased customer demand for spaceflight experiences, which could cause a material adverse effect on our business, financial conditions and results of operations. Further, if our personnel or our spaceflight systems were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business could cause future astronauts with existing reservations to cancel their spaceflights and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.

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
In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, unfavorable economic conditions, whether related to the COVID-19 pandemic, inflation, interest rates or otherwise have resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities (including through our “at-the-market offering” program) or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
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
Our ability to produce our current and future spaceflight systems and other components of operation is dependent upon sufficient availability of raw materials and supplied components, such as nitrous oxide, valves, tanks, special alloys, helium and carbon fiber, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs. For example, there are only a few nitrous oxide plants around the world and if one or more of these plants were to experience a slowdown in operations or to shutdown entirely, including as a result of the COVID-19 pandemic or an outbreak of another highly infectious or contagious disease or other health concern, we may need to qualify new suppliers or pay higher prices to maintain the supply of nitrous oxide needed for our operations.
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

Our growth strategy depends in part on the successful and timely manufacture of our Delta Class spaceships. Each spaceflight system has a limited useful life, which is driven by the number of cycles that the system undertakes. While the vehicle is designed for a certain number of cycles, known as the design life, there can be no assurance as to the actual operational life of a spaceflight system or that the operational life of individual components will be consistent with its design life. A number of factors impact the useful lives of the spaceflight systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, the actual combined environment experienced compared to the assumed combined environment for which the spaceflight systems were designed and tested and the occurrence of any anomaly or series of anomalies or other risks affecting the spaceflight systems during launch, flight and reentry. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our spaceflight systems and related equipment using less of our currently installed equipment, which could render our existing inventory obsolete. Any continued improvements in spaceflight technology may make obsolete our existing spaceflight systems or any component of our spacecraft prior to the end of its life. If the spaceflight systems and related equipment have shorter useful lives than we currently anticipate, this may lead to greater maintenance costs than previously anticipated such that the cost to maintain the spacecraft and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.
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
The commercial spaceflight industry is still developing and evolving, but we expect it to be highly competitive. Currently, our primary competitor in establishing a commercial suborbital spaceflight offering is Blue Origin, a privately funded company founded in 2000. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing products within the aerospace industry, including SpaceX and Boeing. While SpaceX and Boeing are currently focused on providing orbital spaceflight transportation to government agencies, a fundamentally different product from ours, we cannot provide assurance that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. We may also explore the application of our proprietary technologies for other uses.
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
We believe our ability to compete successfully as a commercial provider of spaceflight does and will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, consumer confidence in the safety of our offerings, consumer satisfaction for the experiences we offer, and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

Our investments in developing new offerings and technologies and exploring the application of our existing proprietary technologies for other uses and those offerings, technologies or opportunities may never materialize.

We have invested certain of our resources in developing new technologies, services, products and offerings and expect that we may invest a more significant amount of resources to those purposes in the future. However, we may not realize the expected benefits of these investments. These anticipated technologies, services, products and offerings are unproven and subject to significant continued design and development efforts, may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these technologies, services, products and offerings. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. We may also seek to expand the application of our existing proprietary technology in new and unproven offerings. Further, under the terms of an amended and restated trademark license agreement (the “Amended TMLA”), our ability to operationalize some of the technologies may be dependent upon the consent of Virgin Enterprises Limited ("VEL"). Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.
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
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our astronauts, consultants and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
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
If we commercialize spaceflights outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.
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

We could suffer increased costs, exposure to significant liability, reputational harm, material financial penalties, and other serious negative consequences if we or our third-party service providers fail to protect confidential information and/or sustain cyberattacks or other cybersecurity incidents that adversely affect our business, operations, or financial condition, or result in the dissemination of information, including proprietary or confidential information about us or our customers, suppliers or other third parties.

We manage and store confidential information (including proprietary, sensitive and personal information) relating to our operations on our systems. We own our systems but also rely on third parties for a range of information technology systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party service providers have been, and will continue to be, subject to cyberattacks and other incidents that threaten the confidentiality, integrity, and availability of our and our third-party service providers’ systems and confidential information. While to date no such incidents have had a material impact on our operations or financial condition, if we and our third-party service providers are unable to protect these systems or information stored therein, or fail to comply with evolving federal, state and foreign information security, data protection or privacy laws, regulations, and other requirements, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures.

Experienced computer programmers, state-sponsored organizations, hacktivists, and hackers may be able to penetrate our systems and network security and misappropriate or compromise our or our third-party service providers’ information systems or confidential information, create system disruptions, or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms, malware (including ransomware) and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities of our systems or products. We face additional cybersecurity risks from social engineering/phishing, malfeasance from insiders, human or technological error. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties and integrate into our or our third-party service providers’ systems, products or services may contain defects in design or manufacture, including “bugs”, malicious code, misconfigurations, and other problems or vulnerabilities that could unexpectedly interfere with the operation of our information systems. Cybersecurity threats are expected to accelerate on a global basis in frequency and magnitude. They vary in technique and sources, are persistent, frequently change and are becoming increasingly more sophisticated (including through artificial intelligence), targeted and difficult to detect and prevent against.

Given the rapidly evolving nature and proliferation of cybersecurity threats, there can be no assurance that any cybersecurity risk management program (including employee training, operational and other technical security measures or other controls) implemented by us or our third-party service providers will be able to detect, prevent, remediate, or enable recovery from cybersecurity incidents or data breaches in a timely manner or otherwise prevent unauthorized access to, material damage to, or interruption of our systems, confidential information, and operations. We are likely to face attempted cybersecurity incidents in the future. Accordingly, we may be vulnerable to losses and costs associated with the improper functioning, breach or unavailability of our information systems as well as any systems used in acquired operations.

In addition, breaches of our or our third-party service providers’ security measures, the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our suppliers, customers or other third parties and any other adverse impact to the availability, integrity or confidentiality of our information systems and information could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation (including class actions), regulatory investigations, potential liability, damage our brand and reputation, cause significant incident response, system restoration or remediation and future compliance costs, or other harm to our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party services that support our internal and customer-facing operations, like data management and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation. Any or all of the foregoing could have a materially adverse effect on our business, results of operations, and financial condition.

Given increasing cybersecurity threats, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our and our third-party service providers’ systems and confidential information. There can also be no assurance that we or our third-party service providers will not experience business interruptions, data loss, ransom, misappropriation or corruption or theft or misuse of proprietary information or related litigation and investigation, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

The costs related to cyberattacks or other cybersecurity incidents or disruptions may not be fully insured by our existing insurance policies or indemnified by other means, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all. Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from cybersecurity breaches.
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

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches, reentry of our spacecraft and the operation of our spaceflight system in the United States require licenses and permits from certain agencies of the Department of Transportation, including the FAA, and review by other agencies of the U.S. Government, including the Department of Defense, Department of State, and Federal Communications

Commission. License approval includes an interagency review of safety, operational, spectrum coordination, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership.

Additionally, the FAA Office of Commercial Space Transportation enforces informed consent and cross-waiver requirements for spaceflight participants and has the authority to regulate training and medical requirements for crew. Certain related federal laws provide for indemnification in excess of the financial responsibility requirements our business demonstrates to the FAA for each spaceflight in the event of certain third-party claims for bodily injury or property damage. However, this indemnification is subject to limits, and money to be used for indemnification under federal laws is still subject to the FAA’s preparation of an acceptable compensation plan, and the congressional appropriation of funds. Furthermore, no such claim has resulted in the FAA preparing a compensation plan for congressional review, and we are unable to determine whether the protections provided by applicable laws or regulations would be upheld by U.S. or foreign courts.

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

Compliance with ever evolving U.S. federal, state and foreign laws, regulations and other requirements relating to privacy, the processing of personal information and consumer protection involves significant expenditure and resources, and any actual or perceived failure by us or third parties we rely upon to comply could adversely affect our business, results of operations and our financial condition.

We collect, store, use, disclose and otherwise process personal information and other customer data, including sensitive information (such as health and biometric information), of customers, employees and other individuals, and we rely in part on third parties that are not directly under our control to manage certain of our operations and to collect, store, use, disclose and otherwise process payment information. Due to the volume and sensitivity of the personal information and data we and these third parties process and expect to process in the future, as well as the nature of our customer base, the security features of our information systems are critical. We and third parties we rely on are subject to a variety of federal, state and foreign laws, regulations, standards and other requirements regarding privacy, the processing of personal information (including information security), the European Union General Data Protection Regulation ("EU GDPR") and the United Kingdom General Data Protection Regulation and United Kingdom Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together, the “GDPR”). We are also subject to laws, regulations, standards and other requirements covering marketing and advertising activities conducted by telephone, email, mobile devices and the Internet. These requirements, and their application and interpretation, are continuously evolving and subject to potentially differing interpretations. Additionally, as these requirements may be inconsistent from one jurisdiction to another or conflict with other rules or our practices, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

For example, certain U.S. states have adopted new or modified privacy and security laws and regulations that may apply to our business. The California Consumer Privacy Act as amended by the California Privacy Rights Act ("CCPA") went into effect in 2020 and imposes a range of obligations on covered businesses that process personal information of California residents. The enactment of the CCPA prompted a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws. Since the CCPA went into to effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, will soon be enforceable in several other states and are currently under review or being proposed in other U.S. states. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate cybersecurity measures, which require significant investments in resources and ongoing attention.

As we have expanded and may continue to expand our international presence, we are also subject to additional privacy requirements, such as the GDPR and national laws supplementing the GDPR. The GDPR imposes stringent requirements on companies that process personal data and are subject to its provisions. These requirements include comprehensive data privacy compliance obligations in relation to our collection, sharing, disclosure, transfer, use and other processing of personal data, including having a lawful basis for our processing, providing certain rights to individuals and demonstrating compliance through policies, procedures, training and audit. The GDPR includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million/GBP 17.5 million or 4% of a group’s worldwide annual turnover. In addition to fines, a breach of the GDPR or other applicable laws relating to the processing of personal information (including in the U.S.) may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

The GDPR and other laws regulate cross-border transfers of personal data. For transfers of personal data outside of the EEA and the UK, entities may rely on standard contractual clauses (a standard form of contractual terms approved by the European Commission or the UK authorities, as applicable) as an adequate personal data transfer mechanism. We rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, with respect to both intragroup and third-party transfers. However, the Court of Justice of the European Union (“CJEU”) has noted that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In October 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which addressed concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The DPF, and the UK Extension to the DPF, became effective as transfer mechanisms to U.S. entities self-certified on July 2023 and October 2023, respectively.

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements; and/or it could otherwise affect the manner in which we provide our services, the geographic location or segregation of our systems and operations, and could adversely affect our business, operations and financial condition.

We and our third-party providers are also subject to evolving U.S., EU and UK online services and digital privacy and data laws as well as laws on cookies, pixels, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. In the EEA and the UK, informed consent is required for the placement of non-essential cookies, pixels and similar technologies that store information, or access information stored on, a user’s device, and for direct e-marketing. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, there has been a noticeable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of cookies and other tracking technologies. In light of the complex and evolving nature of online services and digital privacy and data laws as well as laws on cookies, pixels, tracking technologies and e-marketing, there can be no assurances that we will be successful in our efforts to comply with such laws. Actual or potential violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies and processing of personal data, as well as civil claims including class actions, reputational damage and ongoing compliance costs, any of which could harm our business, results of operations and financial condition.

Any failure, or perceived failure, by us to comply with any U.S. federal, state or foreign privacy, processing of personal information, consumer protection or e-marketing related laws, regulations, standards or other requirements to which we may be subject or other legal obligations relating to these matters, or any significant data breach, could adversely affect our reputation, brand and business, result in claims, investigations, proceedings or actions against us by individuals, consumer rights groups, governmental entities or others or other penalties or liabilities, or require us to change our operations and/or cease using certain data sets. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Failures in our or our third-party providers’ information systems and technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

If our main data center or third-party cloud provider facilities were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose confidential information, including important manufacturing and technical data, which could harm our business. Our facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures, cybersecurity incidents (discussed above) and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, sabotage, intentional acts of vandalism, other misconduct, or other unforeseeable events impacting the confidentiality, integrity or availability of our information systems and infrastructure technology services. Significant unavailability of our services could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive, and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to acquire and serve our future astronauts, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. In addition, applicable insurance may not be available to us in the future on economically reasonable terms or at all.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. A class action complaint alleging violations of federal securities laws has also been filed against us in the Eastern District of New York alleging, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of its ships and success of its commercial flight program. Four derivative suits have also been filed in the Eastern District of New York, as well as one derivative suit in the District of Delaware, alleging, in some combination and among other claims, violations of federal securities laws and fiduciary duty breaches, including substantially similar allegations as those in the class action lawsuit. Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.
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

Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. In addition, other potential supply chain disruptions, such as product recalls, labor supply or stoppages, reduced freight availability and increased costs, port disruption, manufacturing facility closures, the financial or operational instability of key suppliers and carriers, changes in diplomatic or trade relationships (including any sanctions, restrictions, and other responses such as those related to current geopolitical events), or other reasons, could impair our ability to develop our next generation vehicles. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

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
•any delays that we may experience in connection with the manufacture of our Delta Class spaceships and next generation motherships;
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
Pursuant to the terms of the stockholders' agreement (the "Stockholders' Agreement") entered in connection with the consummation of the Virgin Galactic business combination in October 2019 (the "Virgin Galactic Business Combination"), Virgin Investments Limited (“VIL”) has a contractual right to be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as VIL continues to beneficially own, in the aggregate, at least 25% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination, whether or not VIL acquires any additional shares of our common stock, VIL’s consent is required for, among other things:
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
Furthermore, VIL’s consent is also required for the following, among other things, for so long as VIL continues to beneficially own, in the aggregate, at least 10% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination whether or not VIL acquires any additional shares of our common stock:
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
In 2022, we sold $425 million aggregate principal amount of 2.50% convertible senior notes due 2027 (the "2027 Notes"). We may also incur additional indebtedness to meet future needs. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:
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
•delays in development of additional spaceships and motherships, including our Delta Class spaceships, or in the completion of our ground and flight testing programs;
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
Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

We utilize a risk-based approach to cybersecurity and data privacy that is intended to identify, assess, and manage information and cybersecurity risks applicable to our business, and protect the confidentiality, integrity, and availability of our critical systems and information.

We have developed and implemented an Information Security Governance Program which is structured for alignment with business objectives and visibility of material risks by senior leadership. This Program includes our cybersecurity incident response plan and supporting policies that provide guidance on detecting, assessing, reporting, and responding to cybersecurity incidents. The cybersecurity response plan is designed to ensure that senior leadership is informed about security incidents as they happen, and security incidents are managed through to closure. We have not identified any risks or incidents from known cybersecurity threats, including any residual impacts resulting from any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition.

Our defensive strategy is carefully managed to prevent threats that could materially impact our business operations, financial position or business strategy. We integrate several tools, policies, and services to support this strategy. These are oriented around and informed by industry standard control frameworks including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), specifically NIST 800-171, as well as ISO 27001/27002.

Our Chief Information Officer ("CIO") is principally responsible for executing our cybersecurity risk management program and has many years of experience in managing technical and cybersecurity organizations. He is supported by our Information Security Department, which includes relevant expertise and leadership, and by external cybersecurity consultants as needed. The CIO and the Information Security Department are principally focused on assessing and managing our material risks from cybersecurity threats and the prevention, detection, and minimization of the effects of cybersecurity incidents. This includes routine in-house and third-party testing, auditing, patch and vulnerability management, identity and access management, data loss prevention, threat intelligence and other information obtained from governmental, public, or private sources, and comprehensive alerting and reporting from operational tools and services.

We extend our cybersecurity and data privacy standards to our third-party service providers, where appropriate, as part of our Information Security Governance Program. Where applicable, we seek vendor compliance with industry standards such as ISO 27001 and SOC 2.

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of enterprise risk management to the Audit Committee, including management’s implementation of our cybersecurity risk management program. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Our Chief Information Officer presents the status of the Information Security Program to the Audit Committee quarterly and includes security control performance, technical capability enhancements, threat intelligence, information about certain cybersecurity incidents (if any) and resource performance to demonstrate the risk posture and cyber risk management practices of the organization. The Audit Committee’s risk-based decisions related to cybersecurity are primarily reflective of the information presented by the Chief Information Officer.

Item 2. Properties

We currently operate primarily at three locations in California and New Mexico. All of our current operating facilities are located on land that is leased from third parties. We also currently lease facilities in Arizona and own land in New Mexico, which we plan to develop further to support the assembly of our next generation spaceships and develop a new astronaut campus and training facility, respectively. We believe that such facilities meet our current and future anticipated needs.

We maintain more than 200,000 square feet of manufacturing and operations facilities at the Mojave Air and Space Port in Mojave, California. This campus includes four main operational buildings and several storage buildings under separate lease agreements that collectively house office, test and rocket motor production. These facilities are leased pursuant to separate agreements, which generally have renewal options. Several leases are either operating in renewal periods or on a month-to-month basis.

We conduct our commercial operations at Spaceport America in Sierra County, New Mexico. Located on more than 25 square miles of desert landscape and with access to more than 6,000 square miles of protected airspace. Spaceport America is the world’s first purpose-built commercial spaceport and is home to the Virgin Galactic Gateway to Space terminal. State and local governments in New Mexico have invested more than $200 million in Spaceport America, with Virgin Galactic serving as the facility’s anchor tenant under a 20-year lease scheduled to expire in 2028, subject to our right to extend the term for an additional five years.
Our design and engineering center located in Tustin, California encompasses approximately 61,000 square feet of office space and also functions as our corporate headquarters. This facility houses our management, research, design, development, marketing, finance and other administrative functions.

Our final assembly facility, located in Mesa, Arizona consists of two hangars with an aggregate of approximately 151,000 square feet. It is situated adjacent to the Phoenix-Mesa Gateway Airport. This facility will be used to assemble our next generation Delta Class spaceships and motherships. We expect to occupy the spaceship factory in the second quarter of 2024.

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

Holders
As of February 13, 2024, there were 774 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on October 28, 2019 (the date our common stock began trading on the NYSE after the Virgin Galactic Business Combination) through December 31, 2023 for (1) our common stock, (2) the Standard & Poor's ("S&P") 500 Index and (3) the S&P Aerospace and Defense Select Industry Index. In addition, because we have elected to change to the S&P Aerospace and Defense Select Industry Index from certain previously specified self-selected comparable companies which we used in our Annual Report on Form 10-K for the year ended

December 31, 2022 (the “2022 Comparable Companies”), the graph below also includes a comparison to such 2022 Comparable Companies. We elected to change from the self-selected 2022 Comparable Companies to a published industry index, the S&P Aerospace and Defense Select Industry Index, because we believe that the industry index provides more meaningful stockholder return information. The 2022 Comparable Companies consisted of The Boeing Company, Comtech Telecommunications Corp., EchoStar Corporation, Hexcel Corporation, Iridium Communications Inc., KVH Industries Inc., L3 Harris Technologies Inc., Lockheed Martin Corp., Northrop Grumman Corp., and Tesla, Inc. Atlas Air Worldwide Holdings, Inc. was previously included in the 2022 Comparable Companies but was removed from the peer group for all periods as it is no longer publicly traded as of March 2023. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Return Performance
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
10/28/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
2022 Comparable Companies
Virgin Galactic Holdings, Inc.
S&P 500 Index
S&P Aerospace & Defense Select Industry Index

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
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2023 and 2022. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2022 and 2021 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our current spaceflight system was developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties.

Recent Developments

In June 2023, we completed our first commercial spaceflight, 'Galactic 01,' which marked the start of our commercial service.

In July 2023, we concluded that technological feasibility had been achieved for our initial spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve, which together comprise our current spaceflight system. As a result, future costs associated with this spaceflight system, including the manufacture of related rocket motors, will no longer qualify as research and development activities.

Following the launch of commercial service and achievement of technological feasibility, we began presenting the operating expenses supporting our commercial spaceline activities as spaceline operations expense in the accompanying consolidated statements of operations and comprehensive loss. Expenses incurred prior to the achievement of technological feasibility were classified as research and development and selling, general and administrative expenses.

In November 2023, we announced our plan to pause Unity spaceflights in mid-2024 and that we expect to re-commence flying with test flights for our Delta Class spaceships in 2025, in advance of revenue service expected to begin in 2026.

In January 2024, we completed our sixth commercial spaceflight.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”

Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of December 31, 2023, we have reservations for spaceflights for approximately 750 future astronauts. In August 2021, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In February 2022, we opened ticket sales to the general public for a limited time. As of December 31, 2023, the tickets sold represent approximately $205 million in expected future spaceflight revenue upon completion of spaceflights.

Available Capacity and Annual Flight Rate
We commenced our commercial operations with VSS Unity and VMS Eve, which together comprise our current spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce the capacity constraint associated with having only one spaceflight system, we are currently developing our next generation spaceflight vehicles. These next generation spaceflight vehicles, which include our Delta Class spaceships and our next generation motherships, will allow us to increase our annual flight rate. We are dedicating significant engineering resources to the work that precedes production of the future fleet. In 2023, we demonstrated the flight consistency of Unity and Eve by safely bringing our customers to space. In 2024, we expect to adjust the flight cadence of Unity to quarterly and then pause flights starting mid-year to focus our resources on the development of the Delta Class spaceship fleet.

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

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue	$6,800	$2,312	$3,292

Operating expenses:
Spaceline operations	50,538	1,906	272
Research and development	295,140	314,174	144,223
Selling, general and administrative	174,864	175,118	166,814
Depreciation and amortization	13,369	11,098	11,518
Special charges	4,398	—	—
Total operating expenses	538,309	502,296	322,827

Operating loss	(531,509)	(499,984)	(319,535)

Interest income	42,234	12,502	1,208
Interest expense	(12,872)	(12,130)	(25)
Change in fair value of warrants	—	—	(34,650)
Other income, net	263	58	182
Loss before income taxes	(501,884)	(499,554)	(352,820)
Income tax expense	453	598	79
Net loss	$(502,337)	$(500,152)	$(352,899)

Comparison of Results of Operations for Year Ended December 31, 2023 to Year Ended December 31, 2022
Revenue

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Revenue	$6,800	$2,312	$4,488	194%
Revenue for the year ended December 31, 2023 was primarily attributable to revenue generated from our commercial spaceflights and membership fees related to our Future Astronaut community.
Revenue for the year ended December 31, 2022 was primarily attributable to membership fees related to our Future Astronaut community, fees related to our Future Astronaut community event, and scientific research services under government contracts.
Spaceline Operations

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Spaceline operations	$50,538	$1,906	$48,632	n.m
Spaceline operations expense includes costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles, such as rocket motors and spare parts; the consumption of rocket motors, fuel and other consumables; costs to maintain and support our Future Astronaut community; and costs to provide payload cargo and engineering services.

Following the launch of commercial service and achievement of technological feasibility, we began presenting the operating expenses supporting our commercial spaceline activities as spaceline operations expense in the accompanying consolidated statements of operations and comprehensive loss. Prior to achievement of technological feasibility, spaceline operations expense included costs to support our Future Astronaut community and costs related to payload cargo and engineering services, which were previously presented as customer experience expense.
Spaceline operations expense for the year ended December 31, 2023 was primarily attributable to costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles; and costs to maintain and support our Future Astronaut community.
Spaceline operations expense for the year ended December 31, 2022 was primarily attributable to costs related to our Future Astronaut community event, other costs to maintain our Future Astronaut community, labor costs provided for scientific research services, and incremental costs related to payload services.
Research and Development

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Research and development	$295,140	$314,174	$(19,034)	(6)%
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
Research and development expenses decreased from $314.2 million for the year ended December 31, 2022 to $295.1 million for the year ended December 31, 2023. This decrease was primarily driven by a $51.7 million decrease in materials costs associated with the development of our spaceflight systems, a $7.2 million decrease in cash compensation and other employee benefit costs, a $4.7 million decrease in stock-based compensation, and a $3.4 million decrease in facility costs. These decreases were partially offset by a $47.6 million increase in manufacturing sub-contractor and contract labor costs, consulting, and other direct costs associated with the development of our spaceflight systems.
Selling, General and Administrative

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Selling, general and administrative	$174,864	$175,118	$(254)	n.m
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
Selling, general and administrative expenses decreased from $175.1 million for the year ended December 31, 2022 to $174.9 million for the year ended December 31, 2023. This decrease was primarily driven by a $4.2 million decrease in consulting and other professional fees and a $1.2 million decrease in cash compensation and other employee benefit costs. This decrease was partially offset by a $2.8 million increase in information technology and software costs and a $2.7 million increase in marketing and promotion costs.
Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Depreciation and amortization	$13,369	$11,098	$2,271	20%
Depreciation and amortization expense increased from $11.1 million for the year ended December 31, 2022 to $13.4 million for the year ended December 31, 2023. This increase is primarily due to the acquisition of property, plant and equipment.
Special Charges
In November 2023, we commenced a restructuring plan designed to decrease costs and strategically realign our resources. In connection with this plan, we announced a workforce reduction of approximately 185 employees, constituting approximately 18% of our workforce. As a result, we recorded severance and related benefit costs for the involuntarily terminated employees as special charges in the accompanying 2023 consolidated statement of operations and comprehensive loss.
The unpaid severance and related benefit costs of $1.4 million as of December 31, 2023 are expected to be fully paid during the first quarter of 2024.

Interest Income

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Interest income	$42,234	$12,502	$29,732	238%
Interest income increased from $12.5 million for the year ended December 31, 2022 to $42.2 million for the year ended December 31, 2023. This increase was primarily driven by increased average balances of marketable securities, higher investment returns on marketable securities and higher interest rates on deposits in interest bearing accounts.
Interest Expense

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(In thousands, except %)
Interest expense	$12,872	$12,130	$742	6%
Interest expense increased from $12.1 million for the year ended December 31, 2022 to $12.9 million for the year ended December 31, 2023. This increase was primarily driven by a full year of interest expense and amortization of debt issuance costs related to our convertible senior notes in 2023.
Income Tax Expense
Income tax expense was immaterial for the years ended December 31, 2023 and 2022. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of December 31, 2023, we had total cash, cash equivalents and restricted cash of $253.6 million and total marketable securities of $728.8 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(448,193)	$(380,241)
Investing activities	(116,273)	(286,165)
Financing activities	475,431	459,003
Net decrease in cash, cash equivalents and restricted cash	$(89,035)	$(207,403)
Operating Activities
Net cash used in operating activities was $448.2 million for the year ended December 31, 2023, and consisted primarily of $502.3 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $44.3 million and depreciation and amortization expense of $13.4 million.

Net cash used in operating activities was $380.2 million for the year ended December 31, 2022, and consisted primarily of $500.2 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $45.7 million, depreciation and amortization expense of $11.1 million, as well as $50.3 million of cash provided from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $116.3 million for the year ended December 31, 2023, and consisted of $1.0 billion in purchases of marketable securities and $44.3 million in capital expenditures, partially offset by $937.9 million in proceeds from maturities and calls of marketable securities.
Net cash used in investing activities was $286.2 million for the year ended December 31, 2022, and consisted of $704.6 million in purchases of marketable securities and $16.5 million in capital expenditures, partially offset by $434.9 million in proceeds from maturities and calls of marketable securities.
Financing Activities
Net cash provided by financing activities was $475.4 million for the year ended December 31, 2023, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $478.9 million, partially offset by tax withholdings paid for net settled stock-based awards of $3.2 million.
Net cash provided by financing activities was $459.0 million for the year ended December 31, 2022, and consisted primarily of the issuance of the 2027 Notes for net proceeds of $413.7 million and net cash proceeds from the sale and issuance of common stock of $102.1 million, partially offset by the purchase of the capped call related to the 2027 Notes of $52.3 million and tax withholdings paid for net settled stock-based awards of $4.0 million.
Contractual Obligations
We lease certain facilities and assets under non-cancellable operating lease arrangements that expire at various dates through 2065. As of December 31, 2023, future minimum payments under non-cancellable operating leases were $128.2 million. For additional information regarding our lease obligations, see Note 16 in our consolidated financial statements included in Item 8 of this Annual Report in Form 10-K.
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
•scale up required operational facilities, such as hangars and warehouses; and
•establish our astronaut campus in New Mexico.
We expect our arrangements with third-party providers to manufacture key subassemblies for our next generation spaceships and for the design and manufacture of our next generation carrier aircraft will require significant capital expenditures. Certain estimated amounts in connection with third-party arrangements are subject to future negotiations and cannot be estimated with reasonable certainty.
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

Issuances of Common Stock
In August 2022, we entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an "Agent" and collectively, the "Agents") providing for the offer and sale of up to $300 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2022 ATM Program").
We completed the 2022 ATM Program in June 2023, selling a total of 59.4 million shares of common stock and generating $300.0 million in gross proceeds since its inception, before deducting $3.0 million in underwriting discounts, commissions and other expenses.
In June 2023, we entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
As of December 31, 2023, we sold a total of 79.7 million shares of common stock under the 2023 ATM Program, generating $287.5 million in gross proceeds, before deducting $2.9 million in underwriting discounts, commissions and other expenses.
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
Beyond the next twelve months, our principal demand for funds will be to sustain our operations, including the construction of additional spaceships and motherships, expansion of our footprint at Spaceport America in New Mexico, construction of our astronaut campus and payment of the principal amount of our convertible senior notes as they become due. We expect to generate revenue from our spaceflight program, which commenced with our first commercial spaceflight, 'Galactic 01,' in June 2023. To the extent this source of capital as well as the sources of capital described above are insufficient to meet our needs, we may need to seek additional debt or equity financing.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 2 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.
Inventories
Inventories consist of materials expected to be used in our spaceflight operations. Inventories are stated at the lower of cost or net realizable value using the average cost method. We record a provision for excess and obsolete inventory based primarily on forecasted product demand and production requirements. Once inventory provisions are established, the written-down value of the inventory becomes its new cost basis.
Research and Development
We conduct research and development activities to support the advancement of our future fleet towards commercialization. These activities include basic research, applied research, concept formulation studies, design, development and related testing.

Research and development costs consist primarily of equipment, material, and labor costs (including from third-party contractors) for designing the spaceflight system's structure, spaceflight propulsion system, and flight profiles for our next generation spaceships and motherships, as well as allocated facilities and other supporting overhead costs.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities totaling $982.4 million as of December 31, 2023, of which $964.7 million was invested in money market funds, U.S. treasury securities and corporate debt securities. Our cash and cash equivalents are held for working capital purposes and to enable us to earn low-risk returns on our investments. Our investment in marketable securities are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available-for-sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit-related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity or we otherwise determine that all or a portion of the decline in fair value are due to credit related factors.

In January 2022, we issued the 2027 Notes in an aggregate principal amount of $425 million. Concurrently with the issuance of the 2027 Notes, we entered into separate capped call transactions. The 2027 Capped Calls were completed to reduce the potential dilution from the conversion of the 2027 Notes. The 2027 Notes have a fixed annual interest rate of 2.50%. Accordingly, we do not have economic interest rate exposure on the 2027 Notes. However, changes in market interest rates impact the fair value of the 2027 Notes. In addition, the fair value of the 2027 Notes fluctuates when the market price of our common stock fluctuates. The fair value is determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on the last trading day of the reporting period.

As of December 31, 2023, a hypothetical 100 basis point change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in the Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Wichita, Kansas, Auditor Firm ID: 42.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	By-Laws of the Registrant	8-K	001-38202	3.2	10/29/2019
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-38202	4.2	2/28/2022
4.3	Indenture, dated as of January 19, 2022 between the Registrant and U.S. Bank National Association, as trustee	8-K	001-38202	4.1	1/20/2022
4.4	Form of certificate representing the 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)	8-K	001-38202	4.2	1/20/2022
10.1	Form of Indemnification Agreement	S-4/A	333-233098	10.46	10/03/2019
10.2(1)	Amended and Restated 2019 Incentive Award Plan	S-8	333-271905	99.1	5/12/2023
10.2(a)(1)	Form of Director Restricted Stock Unit Award Agreement	S-4	333-233098	10.26	08/07/2019
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(b)	10/29/2019
10.2(c)(1)	Form of Stock Option Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(c)	10/29/2019
10.2(d)(1)	Form of Director Restricted Stock Unit Award (Annual Award)	10-Q	001-38202	10.4	5/11/2021
10.2(e)(1)	Form of Executive Restricted Stock Unit Agreement (Cash or Share Settlement)	S-8	333-271905	99.5	5/12/2023
10.3(1)	2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.1	6/08/2023
10.3(a)(1)	Form of Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.2	6/08/2023
10.3(b)(1)	Form of Performance-Vesting Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.3	6/08/2023
10.4(1)	Amended and Restated Non-Employee Director Compensation Program	10-Q	001-38202	10.1	8/01/2023
10.5(1)(3)	Employment Agreement, dated October 25, 2019, by and among the Registrant, Virgin Galactic, LLC and Michael Moses	8-K	001-38202	10.5	10/29/2019
10.6(1)(3)	Employment Agreement, dated July 10, 2020, by and between the Registrant, Virgin Galactic, LLC and Michael Colglazier, Form of Restricted Stock Unit Award Agreement with Michael Colglazier and Form of Stock Option Award Agreement with Michael Colglazier	8-K	001-38202	10.1	07/15/2020
10.7(1)(3)	Employment Agreement, dated February 22, 2021, by and among the Registrant, Galactic Co., LLC and Doug Ahrens	10-K	001-38202	10.11	03/01/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.8(1)(3)	Employment Agreement, dated October 24, 2022, by and among the Registrant, Galactic Co., LLC and Sarah Kim	10-K	001-38202	10.10	02/28/2023
10.9(1)(3)	Offer Letter from Virgin Galactic, LLC, dated October 6, 2020, to Alistair Burns	10-K	001-38202	10.11	02/28/2023
10.10(1)(3)	Employment Agreement, dated September 11, 2021, by and among the Registrant, Galactic Co., LLC and Aparna Chitale	10-K	001-38202	10.12	02/28/2023
10.11	Stockholders’ Agreement, dated October 25, 2019, by and among the Registrant, SCH Sponsor Corp., Chamath Palihapitiya and Vieco USA, Inc.	8-K	001-38202	10.9	10/29/2019
10.11(a)	Joinder to Stockholders’ Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	05/01/2020
10.11(b)	Joinder to Stockholders’ Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020
10.12	Amended and Restated Registration Rights Agreement, dated October 25, 2019, by and among the Registrant, Vieco USA, Inc., SCH Sponsor Corp. and Chamath Palihapitiya.	8-K	001-38202	10.10	10/29/2019
10.12(a)	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.10(a)	05/01/2020
10.12(b)	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.2	07/31/2020
10.13(2)	Deed of Novation, Amendment and Restatement, dated July 9, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.20	08/07/2019
10.13(a)(2)	Deed of Amendment, dated October 2, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.21(a)	10/03/2019
10.14(2)	Spacecraft Technology License Agreement, dated September 24, 2004, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.27	08/07/2019
10.14(a)(2)	Amendment No. 1 to the Spacecraft Technology License Agreement, dated July 27, 2009, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.28	08/07/2019
10.15	Facilities Lease, dated December 31, 2008, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.29	08/07/2019
10.15(a)	First Amendment to the Facilities Lease, dated 2009, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.30	08/07/2019
10.15(b)	Letter Agreement to Amend Facilities Lease, dated December 21, 2018, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	10-Q	001-38202	10.5	5/11/2021
10.16	Building 79A Lease Agreement, dated January 1, 2018, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.32	09/13/2019
10.17	Land Lease Agreement, dated October 1, 2010, by and between East Kern Airport District and TSC, LLC	S-4	333-233098	10.33	09/13/2019
10.17(a)	Amendment No. 1 to the Land Lease Agreement, dated October 1, 2013, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.34	09/13/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.18	Site 14 Lease Agreement, dated February 18, 2015, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.35	09/13/2019
10.18(a)	First Amendment to the Site 14 Lease Agreement, dated July 1, 2017, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.36	09/13/2019
10.19	Building 79B Lease Agreement, dated March 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.37	10/03/2019
10.19(a)	First Amendment to Building 79B Lease, dated June 2, 2014, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.38	10/03/2019
10.20	Form of Confirmation of a Capped Call Transaction	8-K	001-38202	10.1	1/20/2022
10.21(2)(3)	Master Agreement, dated July 4, 2022, by and between the Registrant and Aurora Flight Sciences Corporation	10-Q	001-38202	10.1	8/4/2022
10.22(2)(3)	Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.2	11/3/2022
10.22(a)(2)(3)	First Amended and Restated Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.3	11/3/2022
10.23	Distribution Agency Agreement, dated August 4, 2022, by and among the Registrant, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (including the form of Terms Agreement)	8-K	001-38202	1.1	8/4/2022
10.24(2)	Master Agreement, dated October 28, 2022, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-K	001-38202	10.27	02/28/2023
10.25(2)	Master Agreement, dated November 1, 2022, by and between Virgin Galactic, LLC and Bell Textron Inc.	10-K	001-38202	10.28	02/28/2023
10.26	Distribution Agency Agreement, dated June 22, 2023, by and among the Company, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (including the form of Terms Agreement)	8-K	001-38202	1.1	06/22/2023
21.1	List of Subsidiaries					*
23.1	Consent of Ernst & Young LLP					*
23.2	Consent of KPMG LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97	Policy Relating to Recovery of Erroneously Awarded Compensation					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: February 27, 2024		By: /s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: February 27, 2024		By: /s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Michael Colglazier	Chief Executive Officer and President (Principal Executive Officer) and Director	February 27, 2024
Michael Colglazier

/s/ Douglas Ahrens	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
Douglas Ahrens

/s/ Raymond Mabus, Jr.	Director	February 27, 2024
Raymond Mabus, Jr.

/s/ Henio Arcangeli, Jr.	Director	February 27, 2024
Henio Arcangeli, Jr.

/s/ Luigi Brambilla	Director	February 27, 2024
Luigi Brambilla

/s/ Tina Jonas	Director	February 27, 2024
Tina Jonas

/s/ Craig Kreeger	Director	February 27, 2024
Craig Kreeger

/s/ Wanda Sigur	Director	February 27, 2024
Wanda Sigur

/s/ Diana Strandberg	Director	February 27, 2024
Diana Strandberg

/s/ W. Gilbert West	Director	February 27, 2024
W. Gilbert West

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Virgin Galactic Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Virgin Galactic Holdings, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized Spaceflight System Costs

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company concluded that technological feasibility had been achieved for its initial spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve, which together comprise the Company’s current spaceflight system. As a result, future costs associated with this spaceflight system, including the manufacture of related rocket motors, will no longer qualify as research and development activities.

Auditing the Company’s capitalization of spaceflight system costs was challenging and complex due to the high degree of auditor judgment involved in evaluating the key concepts applied by management to determine the criteria for when costs qualify for capitalization and the guidance to be applied under the applicable accounting standards.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls that address the timing of capitalization for spaceflight system costs. For example, we tested controls over management’s review of the key concepts applied to evaluate when those costs meet the requirements for capitalization in accordance with the applicable accounting standards and management’s review of the status of in-process research and development projects.

To test the timing of capitalization for spaceflight system costs, our audit procedures included, among others, evaluating the key concepts applied by management to determine the criteria for when costs qualify for capitalization. This included obtaining an understanding of the Company’s on-going research and development efforts and the design or operational statuses of its integrated spaceflight systems and related technologies, performing inquiries of engineers in the research and development department and inspecting relevant evidence to corroborate that requirements for cost capitalization were met. Further, we compared the capitalization criteria utilized by management to other industries where research and development costs are common.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Wichita, Kansas
February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Virgin Galactic Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Virgin Galactic Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Virgin Galactic Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Wichita, Kansas
February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Virgin Galactic Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Virgin Galactic Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2019 to 2022.

Los Angeles, California
February 28, 2023

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$216,799	$302,291
Restricted cash	36,793	40,336
Marketable securities, short-term	657,238	606,716
Inventories	16,301	24,043
Prepaid expenses and other current assets	23,698	28,228
Total current assets	950,829	1,001,614
Marketable securities, long-term	71,596	30,392
Property, plant and equipment, net	93,806	53,658
Other non-current assets	63,286	54,274
Total assets	$1,179,517	$1,139,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,415	$16,326
Accrued liabilities	50,863	61,848
Customer deposits	97,841	102,647
Other current liabilities	4,541	3,232
Total current liabilities	185,660	184,053
Non-current liabilities:
Convertible senior notes, net	417,886	415,720
Other long-term liabilities	70,495	59,942
Total liabilities	674,041	659,715
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 399,908,982 and 275,397,229 shares issued and outstanding as of December 31, 2023 and 2022, respectively	40	28
Additional paid-in capital	2,631,197	2,111,316
Accumulated deficit	(2,126,132)	(1,623,795)
Accumulated other comprehensive income (loss)	371	(7,326)
Total stockholders' equity	505,476	480,223
Total liabilities and stockholders' equity	$1,179,517	$1,139,938
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenue	$6,800	$2,312	$3,292

Operating expenses:
Spaceline operations	50,538	1,906	272
Research and development	295,140	314,174	144,223
Selling, general and administrative	174,864	175,118	166,814
Depreciation and amortization	13,369	11,098	11,518
Special charges	4,398	—	—
Total operating expenses	538,309	502,296	322,827

Operating loss	(531,509)	(499,984)	(319,535)

Interest income	42,234	12,502	1,208
Interest expense	(12,872)	(12,130)	(25)
Change in fair value of warrants	—	—	(34,650)
Other income, net	263	58	182
Loss before income taxes	(501,884)	(499,554)	(352,820)
Income tax expense	453	598	79
Net loss	(502,337)	(500,152)	(352,899)
Other comprehensive income (loss):
Foreign currency translation adjustment	81	(146)	129
Unrealized gain (loss) on marketable securities	7,616	(5,311)	(2,003)
Total comprehensive loss	$(494,640)	$(505,609)	$(354,773)

Net loss per share:
Basic and diluted	$(1.49)	$(1.89)	$(1.43)

Weighted-average shares outstanding:
Basic and diluted	337,262	263,947	247,619
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	236,123,659	$23	$1,297,794	$(770,744)	$5	$527,078
Net loss	—	—	—	(352,899)	—	(352,899)
Other comprehensive loss	—	—	—	—	(1,874)	(1,874)
Stock-based compensation	—	—	61,805	—	—	61,805
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2,880,108	1	(3,442)	—	—	(3,441)
Common stock issued related to warrants exercised	5,422,217	—	170,090	—	—	170,090
Issuance of common stock pursuant to at-the-market offering	13,740,433	2	499,997	—	—	499,999
Transaction costs	—	—	(6,494)	—	—	(6,494)
Balance at December 31, 2021	258,166,417	26	2,019,750	(1,123,643)	(1,869)	894,264
Net loss	—	—	—	(500,152)	—	(500,152)
Other comprehensive loss	—	—	—	—	(5,457)	(5,457)
Stock-based compensation	—	—	45,709	—	—	45,709
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	965,112	—	(3,935)	—	—	(3,935)
Issuance of common stock pursuant to at-the-market offering	16,265,700	2	103,326	—	—	103,328
Transaction costs	—	—	(1,216)	—	—	(1,216)
Purchase of capped call	—	—	(52,318)	—	—	(52,318)
Balance at December 31, 2022	275,397,229	28	2,111,316	(1,623,795)	(7,326)	480,223
Net loss	—	—	—	(502,337)	—	(502,337)
Other comprehensive income	—	—	—	—	7,697	7,697
Stock-based compensation	—	—	44,258	—	—	44,258
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1,705,435	—	(3,240)	—	—	(3,240)
Issuance of common stock pursuant to at-the-market offering	122,806,318	12	484,134	—	—	484,146
Transaction costs	—	—	(5,271)	—	—	(5,271)
Balance at December 31, 2023	399,908,982	$40	$2,631,197	$(2,126,132)	$371	$505,476
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net loss	$(502,337)	$(500,152)	$(352,899)
Stock-based compensation	44,258	45,709	61,805
Depreciation and amortization	13,369	11,098	11,518
Amortization of debt issuance costs	2,166	1,998	—
Change in fair value of warrant liability	—	—	34,650
Other non-cash items	(13,576)	10,800	11
Change in operating assets and liabilities:
Inventories	4,757	5,625	815
Other current and non-current assets	11,798	(2,810)	(3,465)
Accounts payable and accrued liabilities	(2,360)	35,151	7,935
Customer deposits	(4,806)	11,784	7,652
Other current and long-term liabilities	(1,462)	556	1,215
Net cash used in operating activities	(448,193)	(380,241)	(230,763)
Cash flows from investing activities:
Capital expenditures	(44,309)	(16,489)	(4,635)
Purchases of marketable securities	(1,009,836)	(704,565)	(382,884)
Proceeds from maturities and calls of marketable securities	937,872	434,889	—
Net cash used in investing activities	(116,273)	(286,165)	(387,519)
Cash flows from financing activities:
Payments of finance lease obligations	(235)	(234)	(140)
Proceeds from convertible senior notes	—	425,000	—
Debt issuance costs	—	(11,278)	—
Purchase of capped call	—	(52,318)	—
Repayment of commercial loan	—	(310)	(310)
Proceeds from issuance of common stock	484,145	103,326	500,000
Proceeds from issuance of common stock pursuant to stock options exercised	—	49	19,980
Withholding taxes paid on behalf of employees on net settled stock-based awards	(3,240)	(3,984)	(23,401)
Transaction costs related to issuance of common stock	(5,239)	(1,248)	(6,772)
Net cash provided by financing activities	475,431	459,003	489,357
Net decrease in cash, cash equivalents and restricted cash	(89,035)	(207,403)	(128,925)
Cash, cash equivalents and restricted cash at beginning of year	342,627	550,030	678,955
Cash, cash equivalents and restricted cash at end of year	$253,592	$342,627	$550,030

Cash and cash equivalents	$216,799	$302,291	$524,481
Restricted cash	36,793	40,336	25,549
Cash, cash equivalents and restricted cash	$253,592	$342,627	$550,030
See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(1)    Organization
Virgin Galactic Holdings, Inc., together with its consolidated subsidiaries ("Virgin Galactic" or the "Company"), is an aerospace and space travel company focused on the development, manufacture and operation of spaceships and related technologies. The Company provides access to space for private individuals, researchers and government agencies. The Company's missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes.
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
Following the launch of commercial service and achievement of technological feasibility, the Company began presenting the operating expenses supporting the Company’s commercial spaceline activities as spaceline operations expense in the accompanying consolidated statements of operations and comprehensive loss. Expenses incurred prior to the achievement of technological feasibility were classified as research and development and selling, general and administrative expenses. Spaceline operations expense includes costs associated with commercial spaceflight services and production costs that are not eligible for capitalization. Spaceline operations expense also includes costs to support the Company’s Future Astronaut community and costs related to payload cargo and engineering services, which were previously presented as customer experience expense.
    Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates and judgements affecting the consolidated financial statements are those related to inventories, income taxes, stock-based compensation and contingencies.
    Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less on their acquisition date to be cash equivalents.
    Restricted Cash
Restricted cash consists of cash deposits received from future astronauts that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded.
    Marketable Securities
The Company's marketable securities consist primarily of debt securities that are accounted for as "available-for-sale." Management determines the appropriate classification of investments at the time of purchase and reevaluates the classification at each balance sheet date. Marketable securities are classified as short-term and long-term based on the

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

instrument's underlying contractual maturity date. The Company's marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the consolidated statements of operations and comprehensive loss in the period in which such determination is made.
    Inventories
Inventories are stated at the lower of cost or net realizable value using the average cost method. The Company records a provision for excess and obsolete inventory based primarily on forecasted product demand and production requirements. Once inventory provisions are established, the written-down value of the inventory becomes its new cost basis.
    Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life.
The estimated useful lives are as follows:

Asset	Useful Life
Buildings	39 years
Flight vehicles and rotables	2 to 20 years
Machinery and equipment	2 to 7 years
Information technology software and equipment	3 to 6 years
Leasehold improvements	Shorter of the estimated useful life or lease term

Repair and maintenance costs are expensed as incurred.
    Leases
The Company determines whether an arrangement contains a lease at inception. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as a right-of-use asset ("ROU asset") and operating lease obligation. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The Company's lease arrangements generally do not provide an implicit interest rate. As a result, in such situations, the Company uses its incremental borrowing rate, which was determined based on market yields. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component. Variable lease payments primarily consist of lease payments resulting from changes in the consumer price index. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the change occurs. Variable payments for common area maintenance costs and taxes are not included in determining lease payments and are expensed as incurred. The Company does not recognize ROU assets and lease liabilities for leases with terms at inception of twelve months or less.
    Long-Lived Assets
Long-lived assets primarily consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

    Convertible Senior Notes
On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which removes from GAAP the liability and equity separation model for convertible instruments with either cash or beneficial conversion features. As a result, convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. The convertible senior notes (the "2027 Notes") were not issued at a substantial premium, and the Company analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the notes are accounted for entirely as a liability, net of unamortized issuance costs. At the end of each reporting period, the Company evaluates whether conditions are present that would require bifurcation. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met as described further in Note 8, the Company may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized to interest expense using the effective interest rate method. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.
    Capped Call Transactions
In connection with the pricing of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock (the "2027 Capped Calls"). The 2027 Capped Calls are purchased call options that give the Company the option to purchase shares of the Company's common stock, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes. The Company's capped call transactions are accounted for as separate transactions from the 2027 Notes and are classified as equity instruments as a reduction to additional paid-in capital in the accompanying consolidated balance sheets. The instruments are initially recorded at fair value and not subsequently remeasured so long as they continue to qualify for equity classification based on the Company's intent and ability for the 2027 Capped Calls to be settled in shares of the Company's common stock. At the end of each reporting period, the Company evaluates whether the instruments continue to qualify for equity classification. The capped call transactions have the effect of reducing the number of shares outstanding if exercised, hence reduces the potential dilution. Therefore, the capped call transactions are anti-dilutive and not included in the calculation of diluted shares outstanding. See Note 8 for additional information on the 2027 Capped Calls.
    Fair Value Measurements
Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. Accordingly, assets and liabilities carried at fair value are classified within the fair value hierarchy in one of the following categories:
•Level 1 inputs — Quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs — Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
    Revenue Recognition
The Company recognizes revenue when control of the promised service is transferred to its customers in an amount that reflects the consideration the Company expects to receive based on the contracted amount for those services. For contracts which include a combination of services, the Company assesses and accounts for individual services separately if they are distinct performance obligations, which often requires judgment based upon knowledge of the services and structure of the sales contract. The Company allocates the contract price to each performance obligation based on the estimated standalone selling price using observable pricing from our contracts with single performance obligations.
Human spaceflight services are those services provided to the majority of the Company's customers. Spaceflight service revenue is recognized at a point in time upon successful completion of a spaceflight. The Company recognizes revenue for membership fees, engineering services and sponsorships over term of the respective arrangement.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
    Spaceline Operations
Spaceline operations expense includes costs to maintain and operate the Company's spaceflight systems; non-capitalizable costs to build new vehicles and manufacture items required to support the making of the Company's vehicles, such as rocket motors and spare parts; the consumption of rocket motors, fuel and other consumables; costs to maintain and support the future astronaut community; and costs to provide payload cargo and engineering services.
    Research and Development
Research and development expenses represent costs incurred to support activities that advance the Company's future fleet towards commercialization, including basic research, applied research, concept formulation studies, design, development and related testing activities. Research and development costs consist primarily of equipment, material, and labor costs (including from third-party contractors) for designing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles for next generation spaceships and motherships, as well as allocated facilities and other supporting overhead costs.
    Income Taxes
Income tax expense is computed using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of the existing temporary differences.
    Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. Forfeitures are accounted for when they occur.

Service-Based Awards

The Company estimates the fair value for each service-based stock option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. The Company recognizes the stock-based compensation expense over the requisite service period using the straight-line method for service condition only stock option awards.

Compensation expense for restricted stock units ("RSUs") is based on the market price of the shares underlying the awards on the grant date. The Company recognizes the stock-based compensation expense for RSUs over the requisite service period.

Performance-Based Awards

The Company has granted performance stock units ("PSUs") with a service-based condition and market-based

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

conditions. PSUs with both service-based and market-based conditions vest based on the performance over the requisite service period.

The Company has granted performance-based stock options ("PSOs") with market-based conditions. The number of PSOs that vest depends on the attainment of certain performance measures. The Company recognizes compensation expense on the PSOs over the period between the grant date and the estimated vest date.

The fair value for each PSU and PSO award with market-based conditions as of the grant date is estimated using the Monte-Carlo simulation method. The Monte-Carlo simulation method considers, among other factors, the discount rates and future market conditions.
(3)    Cash, Cash Equivalents and Marketable Securities
The amortized cost, unrealized loss and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$17,727	$—	$17,727
Money market	235,865	—	235,865
Marketable securities:
U.S. treasuries	198,639	44	198,683
Corporate bonds	529,893	258	530,151
	$982,124	$302	$982,426

	December 31, 2022
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$51,651	$—	$51,651
Money market	249,249	—	249,249
Certificate of deposits	41,727	—	41,727
Marketable securities:
U.S. treasuries	79,570	(53)	79,517
Corporate bonds	564,853	(7,262)	557,591
	$987,050	$(7,315)	$979,735
Interest receivable of $4.6 million and $4.5 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying consolidated statements of operations and comprehensive loss. The Company recognized $15.6 million in accretion income, net and $6.0 million in amortization expense, net for its marketable securities for the years ended December 31, 2023 and 2022, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table presents the contractual maturities of the Company's marketable securities as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$657,262	$657,238
Matures between one to two years	71,270	71,596
	$728,532	$728,834
(4)    Inventories
Inventories are comprised of the following:

	December 31,
	2023	2022
	(In thousands)
Raw materials and work-in-process	$13,875	$15,033
Spare parts	2,426	9,010
	$16,301	$24,043
(5)    Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2023	2022
	(In thousands)
Land	$1,302	$1,302
Buildings	9,092	9,117
Flight vehicles and rotables	4,074	195
Machinery and equipment	39,983	37,223
Information technology software and equipment	43,256	33,387
Leasehold improvements	37,141	31,086
Construction in progress	34,584	4,339
	169,432	116,649
Less: accumulated depreciation and amortization	75,626	62,991
	$93,806	$53,658
(6)     Leases
The Company leases offices and other facilities and certain manufacturing and office equipment under long-term, non-cancelable operating and finance leases.
The components of expense related to leases are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost	$12,403	$9,522	$5,528
Variable lease cost	3,755	3,533	5,091
Short-term lease cost	145	12	32

Finance lease cost:
Amortization of assets under finance leases	267	163	136
Interest on finance lease liabilities	80	39	26
Total finance lease cost	347	202	162
Total lease cost	$16,650	$13,269	$10,813

The components of supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows from operating leases	$9,967	$7,801	$5,535
Operating cash flows from finance leases	$80	$39	$26
Financing cash flows from finance leases	$235	$234	$140

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$14,001	$16,338	$17,960
Finance leases	$255	$575	$19

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	9.8	10.7	11.7
Finance leases (in years)	3.1	3.2	2.1

Weighted-average discount rates:
Operating leases	12.1%	12.2%	11.7%
Finance leases	12.9%	12.4%	8.2%

The supplemental consolidated balance sheet information related to leases is as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	December 31,
	2023	2022
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$58,526	$48,463

Short-term operating lease liabilities	$4,350	$3,020
Long-term operating lease liabilities	68,864	56,645
Total operating lease liabilities	$73,214	$59,665

ROU assets are included in other non-current assets and lease liabilities are included in other current liabilities and long-term liabilities in the accompanying consolidated balance sheets.
(7)    Accrued Liabilities
The components of accrued liabilities are as follows:

	December 31,
	2023	2022
	(In thousands)
Accrued compensation	$32,179	$26,554
Accrued manufacturing sub-contractor and contract labor costs	9,500	16,415
Other accrued expenses	9,184	18,879
	$50,863	$61,848
(8)    Convertible Senior Notes
In January 2022, the Company completed an offering of $425 million aggregate principal amount of the 2027 Notes. The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted.
The terms of the 2027 Notes are governed by an Indenture by and between the Company and U.S. Bank National Association, as Trustee (the "2027 Indenture"). Upon conversion by the noteholders, the 2027 Notes may be settled in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election, based on the conversion rate.
The 2027 Notes are convertible at an initial conversion rate of 78.1968 shares of common stock per $1,000 principal amount of the 2027 Notes, which is equal to an initial conversion price of approximately $12.79 per share of common stock, subject to adjustment upon the occurrence of certain events. Noteholders will have the right to convert their notes during any calendar quarter (and only during such calendar quarter) under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company's common stock for each of at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the Notes per share of common stock;
•during the five consecutive business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each day of that period was less than 98% of

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

the product of the last reported sale price of the Company's common stock and the then applicable conversion rate;
•the Company calls any or all of the 2027 Notes for redemption, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2027 Notes are not otherwise convertible at such time; or
•specified distributions to holders of the Company's common stock are made or specified corporate events occur, as described in the 2027 Indenture.
On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions in cash, in shares of its common stock or in a combination of cash and shares of its common stock. During the years ended December 31, 2023 and 2022, the conditions allowing holders of the 2027 Notes to convert were not met, and as a result, the 2027 Notes were classified as non-current liabilities as of December 31, 2023 and 2022.
The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company's option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During the years ended December 31, 2023 and 2022, the Company did not redeem any of the 2027 Notes.
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
The net carrying value of the 2027 Notes is as follows:

	December 31,
	2023	2022
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	7,114	9,280
Net carrying amount	$417,886	$415,720

During the years ended December 31, 2023 and 2022, the Company recognized $12.8 million and $12.1 million of interest expense on its 2027 Notes, respectively, including $2.2 million and $2.0 million of amortized debt issuance costs, respectively.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

2027 Notes and will not affect any holders' rights under the 2027 Notes or the 2027 Indenture. Holders of the 2027 Notes will not have any rights with respect to the 2027 Capped Call transactions.
The Company paid an aggregate amount of $52.3 million for the 2027 Capped Calls during the year ended December 31, 2022. The Capped Calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period.
(9)    Stockholders' Equity
The total number of shares of all classes of capital stock which the Company has authority to issue is 710,000,000 of which 700,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock, par value $0.0001 per share. No preferred stock was outstanding for any year presented.

At-The-Market Offerings
In July 2021, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $500 million of shares of the Company’s common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2021 ATM Program").
The Company completed the 2021 ATM Program in July 2021, selling a total of 13.7 million shares of common stock and generating $500 million in gross proceeds, before deducting $6.2 million in underwriting discounts, commissions and other expenses.
In August 2022, the Company entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $300 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2022 ATM Program").
The Company completed the 2022 ATM Program in June 2023, selling a total of 59.4 million shares of common stock and generating $300 million in gross proceeds, before deducting $3.0 million in underwriting discounts, commissions and other expenses.
In June 2023, the Company entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
As of December 31, 2023, the Company sold a total of 79.7 million shares of common stock under the 2023 ATM Program, generating $287.5 million in gross proceeds since its inception, before deducting $2.9 million in underwriting discounts, commissions and other expenses.
Stockholders' Agreement
In connection with the closing of the Virgin Galactic business combination in October 2019, the Company entered into a stockholders’ agreement (the "Stockholders' Agreement") with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as Virgin Investments Limited ("VIL") is entitled to designate two directors to the Company’s board of directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.
Warrants and Warrant Redemption
The Company classified its public and private placement warrants as liabilities in accordance with ASC 815 (Derivatives and Hedging). The warrant liability was recorded on the consolidated balance sheet at fair value on the issue date, with subsequent changes in their fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. As of December 31, 2023 and 2022, there were no public or private placement warrants outstanding.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company remeasured the fair value of the warrants at each reporting date with changes recorded in earnings. In connection with the Company's remeasurement of the warrants to fair value, the Company recorded expense of $34.7 million for the year ended December 31, 2021.
(10)    Stock-Based Compensation
The Company maintains two equity incentive plans -- the Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the "2019 Plan") and the Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the "Inducement Plan").
Pursuant to the 2019 Plan, the Company has the ability to grant incentive stock options and non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units and other stock or cash-based awards to employees and other service providers of the Company and its subsidiaries and members of the Company’s board of directors. The 2019 Plan, as amended and restated, was adopted by the Company's board of directors and became effective in April 2023, subject to the approval of the Company’s stockholders, and was approved by the Company’s stockholders in June 2023. Prior to the amendment and restatement of the Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the “Original Plan”), the Company initially reserved 21,208,755 shares of common stock for issuance. The amendment and restatement of the Original Plan increased the number of shares available for issuance by 8,200,000 shares.
Pursuant to the Inducement Plan, the Company has the ability to grant non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs and other stock or cash-based awards to certain prospective employees in connection with their commencement of employment with the Company, who (i) is being hired by the Company or (ii) is being rehired following a bona fide period of interruption of employment by the Company, as an inducement material to their commencing employment. The Company's board of directors adopted the Inducement Plan in June 2023 and reserved 2,800,000 shares of common stock for the issuance of awards thereunder.
Common Stock Reserved for Future Issuance
As of December 31, 2023, 24.5 million shares remained available for issuance under the 2019 Plan and the Inducement Plan.
Time-Based Stock Options

Stock options (other than PSOs) typically vest over four years, with 25% cliff vest at the grant date first anniversary and ratably over the next three years, subject to continued employment on the applicable vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of the Company's common stock on the grant date.
The weighted-average grant date fair value of the stock options granted in 2022 was estimated using a Black-Scholes model with the following assumptions:

Expected life (in years)	6.1
Expected volatility	69.0%
Risk free interest rate	2.2%
Dividend yield	—%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

A summary of activity for time-based stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Weighted- Average Grant Date Fair Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2020	6,796,045	$13.59	8.6	$68,888
Granted	—	—
Exercised	(1,601,857)	12.47
Forfeited	(940,421)	13.27
Outstanding at December 31, 2021	4,253,767	14.09	7.6	6,187
Granted	303,030	7.99			$4.95
Exercised	(4,182)	11.79
Forfeited	(1,187,680)	13.87
Outstanding at December 31, 2022	3,364,935	13.63	7.1	—
Granted	—	—
Exercised	—	—
Forfeited	(451,953)	10.89
Outstanding at December 31, 2023	2,912,982	$14.03	6.0	$—

Exercisable at December 31, 2023	2,593,266	$13.66	5.9	$—
The aggregate intrinsic value is calculated based on the difference between the Company's closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Performance Stock Options
Compensation expense on PSOs is recognized over the period between the grant date and the estimated vest date. The number of PSOs that will vest depends on the attainment of certain stock price goals. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of the Company's common stock on the grant date.
The weighted-average grant date fair value of the PSOs granted in 2022 was estimated using a Monte-Carlo simulation with the following assumptions:

Expected exercise behavior	75.0%
Expected Volatility	58.0%
Risk free interest rate	2.2%
Dividend yield	—%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

A summary of activity for PSOs is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Weighted- Average Grant Date Fair Value
	(Dollars in thousands, except per share amounts)
Outstanding at December 31, 2021	—	$—	0	$—
Granted	405,680	8.99			$4.93
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2022	405,680	8.99	9.2	—
Granted	—
Exercised	—
Forfeited	—
Outstanding at December 31, 2023	405,680	$8.99	8.2	$—

Exercisable at December 31, 2023	—	$—	0	$—
The aggregate intrinsic value is calculated based on the difference between the Company's closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Restricted Stock Units
RSUs typically vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years. The fair value of the Company's RSUs is based on the closing stock price on the date of grant.
A summary of activity for RSUs is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	4,760,784	$19.63
Granted	988,781	34.03
Vested	(2,100,931)	18.30
Forfeited	(1,251,902)	17.41
Outstanding at December 31, 2021	2,396,732	27.89
Granted	4,317,161	8.14
Vested	(1,545,981)	19.99
Forfeited	(780,387)	16.46
Outstanding at December 31, 2022	4,387,525	12.64
Granted	6,490,656	4.10
Vested	(2,548,130)	12.99
Forfeited	(1,937,506)	7.85
Outstanding at December 31, 2023	6,392,545	$7.33
Award Modification
In March 2020, the Company modified RSU grants made in connection with the closing of the Virgin Galactic Business Combination by removing one of the vesting criteria requiring its share price value to be greater than $10 per share at the time RSUs vest. No other terms of the awards were modified.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Total incremental stock-based compensation expense recorded as a result of the modification was $1.8 million, $2.8 million and $5.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Performance Stock Units
Between 25% and 200% of outstanding PSUs are eligible to vest based on the achievement of certain performance-based or market-based conditions by specified target dates, subject to continued service through the applicable vesting dates. PSUs with performance-based conditions are amortized over the requisite service period in which it is probable that the condition will be achieved. PSUs with market-based conditions vest based on the Company's common stock performance following the end of the three-year performance measurement period, based on the highest closing price over twenty consecutive trading days during that period. PSUs with market-based conditions cannot vest before the end of the performance measurement period, thus the requisite service period is three years. All PSUs outstanding as of December 31, 2023 and 2022 vest based on market-based conditions following the end of the three-year performance measurement period.
The weighted-average grant date fair value of the PSUs granted in 2023 and 2022 were estimated using a Monte-Carlo simulation with the following assumptions:

	2023	2022
Expected volatility	96.0%	94.6%
Risk free interest rate	4.0%	2.5%
Dividend yield	—%	—%
A summary of activity for PSUs is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	94,689	26.70
Vested	—	—
Forfeited	(4,850)	30.93
Outstanding at December 31, 2021	89,839	26.47
Granted	326,016	13.50
Vested	—	—
Forfeited	(112,518)	26.17
Outstanding at December 31, 2022	303,337	13.46
Granted	945,603	7.86
Vested	—	—
Forfeited	(265,374)	9.94
Outstanding at December 31, 2023	983,566	$10.42

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation
A summary of the components of stock-based compensation expense included in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Stock option and PSO expense:
Spaceline operations	$379	$—	$—
Research and development	1,412	2,610	3,211
Selling, general and administrative	4,950	7,662	14,258
Total stock option and PSO expense	6,741	10,272	17,469

RSU and PSU expense:
Spaceline operations	2,494	—	—
Research and development	7,665	11,144	12,413
Selling, general and administrative	27,196	24,293	31,923
Special charges	162	—	—
Total RSU and PSU expense	37,517	35,437	44,336
Total stock-based compensation expense	$44,258	$45,709	$61,805
As of December 31, 2023, the Company had unrecognized stock-based compensation expense of $3.5 million for stock options, which is expected to be recognized over a weighted-average period of 0.8 years. There was no unrecognized stock-based compensation expense for PSOs. Unrecognized stock-based compensation expense as of December 31, 2023 for RSUs and PSUs totaled $39.3 million and $5.7 million, respectively, which are expected to be recognized over a weighted-average period of 1.1 years and 0.9 years, respectively.
(11)    Special Charges
In November 2023, the Company commenced a restructuring plan designed to decrease costs and strategically realign its resources. In connection with this plan, the Company announced a workforce reduction of approximately 185 employees, constituting approximately 18% of the Company's workforce. As a result, the Company recorded severance and related benefit costs for the involuntarily terminated employees as special charges in the accompanying 2023 consolidated statement of operations and comprehensive loss.

The following table sets forth the activity and liability balance related to the 2023 plan (in thousands):

Charged to expense	$4,398
Cash payments	(2,835)
Non-cash adjustments	(162)
Unpaid balance as of December 31, 2023	$1,401

The unpaid severance and related benefit costs are included in other current liabilities in the accompanying 2023 consolidated balance sheet and are expected to be fully paid during the first quarter of 2024.
(12)    Employee Benefit Plan
The Company has a defined contribution plan, under which the Company makes contributions to the plan based upon a percentage of the employees’ elected contributions. Obligations for Company contributions to the defined contribution plan is recognized in the consolidated statements of operations and comprehensive loss, as incurred. During the years ended December 31, 2023, 2022 and 2021, the Company incurred contribution expenses of $7.3 million, $5.8 million and $5.6 million, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(13)    Income Taxes
Loss before income taxes consists of the following components:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)

United States	$(502,123)	$(500,240)	$(353,807)
International	239	686	987
Loss before income taxes	$(501,884)	$(499,554)	$(352,820)
The components of income tax expense are as follows:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2023
Federal	$—	$—	$—
State	6	—	6
Foreign	358	89	447
	$364	$89	$453

Year ended December 31, 2022
Federal	$—	$—	$—
State	2	—	2
Foreign	503	93	596
	$505	$93	$598

Year ended December 31, 2021
Federal	$—	$—	$—
State	4	—	4
Foreign	92	(17)	75
	$96	$(17)	$79

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Significant items comprising the Company’s deferred taxes are as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating losses	$368,064	$282,968
Research and development credits	65,406	40,482
Capitalized research and experimental expenditures	107,456	54,567
Accruals not currently deductible	7,327	5,577
Lease-related liabilities	18,976	15,426
Property, plant and equipment	1,926	2,072
Goodwill	207,221	226,261
Stock-based compensation	5,778	10,754
Related party expenses	3,086	3,176
Other	3,030	5,308
Total gross deferred tax assets	788,270	646,591
Valuation allowance	(770,533)	(633,278)
Net deferred tax assets	17,737	13,313
Deferred tax liabilities:
Property, plant and equipment	(132)	(80)
Tenant improvement allowance	(388)	(862)
Marketable securities amortization/accretion	(2,306)	—
Operating lease right-of-use assets	(15,026)	(12,398)
Total gross deferred tax liabilities	(17,852)	(13,340)
Net deferred tax liabilities	$(115)	$(27)

Based on the Company's earnings history and available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that a substantial portion of its deferred tax assets will not be realized in the future. As of December 31, 2023 and 2022, the Company recorded a valuation allowance of $770.5 million and $633.3 million, respectively, against its deferred tax assets that were determined to not be more likely than not realizable.
A reconciliation of income tax expense with the amount computed by applying the federal statutory tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Expected income tax benefit at the federal statutory rate	$(105,395)	$(104,906)	$(74,092)
State income taxes	(30,853)	(42,457)	(59,527)
Research and development	(17,050)	(9,077)	(1,292)
Remeasurement of warrants	—	—	7,276
Change in valuation allowance	138,854	152,617	137,926
Stock-based compensation	12,128	(605)	(10,831)
Revaluation of state deferred tax asset	2,005	—	—
Other, net	764	5,026	619
	$453	$598	$79

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2023, the Company had approximately $1.5 billion and $1.3 billion of federal and state net operating loss ("NOL") carryforwards, respectively. All NOLs incurred during the year ended December 31, 2019 and thereafter are carried forward indefinitely for federal tax purposes. California has not conformed to the indefinite carry forward period for NOLs. The NOLs begin expiring in the calendar year 2039 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of Internal Revenue Code ("IRC") Section 41 and are, therefore, eligible for the increasing research activities credit under IRC Section 41. The research and development ("R&D") tax credit carryforward as of December 31, 2023 is $56.0 million and $32.6 million for federal and state purposes, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2039 for federal purposes. R&D credits generated for California purposes carry forward indefinitely.
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
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As the Company expands, it will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the income tax expense in the period in which such determination is made and could have a material impact on the Company's financial condition and operating results. The income tax expense includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.

As of December 31, 2023, the Company has total uncertain tax positions of $16.4 million, which is net of tax. The balance is related to the R&D tax credit, which is recorded as a reduction of the deferred tax asset related credit carry-forwards. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Balance at the beginning of the year	$10,120	$5,901
Additions based on tax positions related to current year	6,231	4,219
Deductions based on tax positions related to prior years	—	—
Balance at the end of year	$16,351	$10,120
It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal income tax, as well as to income tax in multiple state jurisdictions and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2023. The U.S. federal and state income tax returns for the period from October 26, 2019 through December 31, 2019 and annual periods thereafter remain subject to examination. The statute of limitations for the Company's foreign tax jurisdiction is open for tax years after December 31, 2020.
On December 22, 2017, former President Trump signed into law the Tax Cuts and Jobs Act ("TCJA"). The TCJA included multiple provisions, including the modification of IRC Section 174. Effective for tax years beginning after December 31, 2021, research and experimental (“R&E”) expenditures as defined by IRC Section 174 must be capitalized for tax purposes. As of December 31, 2023, the Company capitalized an estimated $107.5 million of R&E expenditures. R&E expenditures are amortized ratably for tax purposes over a 5-year period (or 15-year period for R&E expenditures attributable to foreign research).

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(14)     Earnings Per Share
The following table presents net loss per share and related information:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(502,337)	$(500,152)	$(352,899)
Weighted-average common shares outstanding	337,262	263,947	247,619
Basic and diluted net loss per share	$(1.49)	$(1.89)	$(1.43)

Basic and dilutive net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
A summary of the total number of shares excluded in the diluted net loss per share calculation is as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Stock options issued and outstanding	2,913	3,365	4,254
Performance stock options issued and outstanding	406	406	—
Unvested restricted stock units issued and outstanding	6,393	4,388	2,397
Unvested performance stock units issued and outstanding	984	303	90
Shares related to the 2027 Notes (if-converted)	33,234	33,234	—
	43,930	41,696	6,741
(15)    Fair Value Measurements
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$235,865	$—	$—	$235,865
U.S. treasuries	198,683	—	—	198,683
Corporate bonds	—	530,151	—	530,151
Total assets at fair value	$434,548	$530,151	$—	$964,699

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$249,249	$—	$—	$249,249
Certificate of deposits	41,727	—	—	41,727
U.S. treasuries	79,517	—	—	79,517
Corporate bonds	—	557,591	—	557,591
Total assets at fair value	$370,493	$557,591	$—	$928,084
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$189,937	$—	$189,937
Total liabilities at fair value	$—	$189,937	$—	$189,937

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$193,439	$—	$193,439
Total liabilities at fair value	$—	$193,439	$—	$193,439
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.
(16)    Commitments and Contingencies
Leases
The Company has certain non-cancellable operating leases primarily for its premises. These leases generally contain renewal options for periods ranging from 3 to 20 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements have rent free periods or escalating payment provisions, and the Company recognizes rent expense of such arrangements on a straight-line basis.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable operating leases and future minimum finance lease payments as of December 31, 2023 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Year ending December 31:
2024	$12,549	$257
2025	12,771	227
2026	12,882	176
2027	12,601	61
2028	12,379	22
Thereafter	65,017	—
Total payments	128,199	743
Less: present value discount/imputed interest	54,985	128
Present value of lease liabilities	$73,214	$615
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 31, 2023, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

Lavin v. the Company

On May 28, 2021, a class action complaint was filed against the Company in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Exchange Act of 1934 against the Company and certain of its current and former officers and directors on behalf of a putative class of investors who purchased the Company's common stock between July 10, 2019 and October 14, 2021.

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

Plaintiffs filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint and, on August 8, 2023, the court granted in part and denied in part the defendants’ motion and did not give plaintiffs leave to file a further amended complaint. Plaintiffs moved for reconsideration of the court’s dismissal order and, on December 19, 2023, the court denied plaintiffs’ motion. The Company intends to continue to vigorously defend against this matter.

Spiteri, Grenier, Laidlaw, and St. Jean derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

On February 21, 2022, March 1, 2022, September 21, 2022, and December 13, 2022, four alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of the Company's current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933 (“Spiteri Action”), Grenier v. Branson et al., Case No. 1:22-cv-01100 (“Grenier Action”), Laidlaw v. Branson et al., Case No. 1:22-cv-05634 (“Laidlaw Action”), and St. Jean v. Branson et al., Case No. 1:22-cv-7551 (“St. Jean Action”), respectively. On May 4, 2022, the Spiteri and Grenier Actions were consolidated and recaptioned In re Virgin Galactic Holdings, Inc. Derivative Litigation, Case No. 1:22-cv-00933 (“Consolidated Derivative Action”). On September 30, 2023, the Laidlaw Action was consolidated into the Consolidated Derivative Action. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The cases are at a preliminary stage.

Abughazaleh derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

On February 13, 2023, shareholder Yousef Abughazaleh filed a derivative complaint purportedly on behalf of the Company against certain of the Company's current and former officers and directors in the District of Delaware captioned Abughazaleh v. Branson et al., Case No. 23-156-MN. The complaint asserts violations of Section 14(a) of the Exchange Act of 1934 and SEC Rule 14a-9, and claims of breach of fiduciary duty, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.

The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The case is at a preliminary stage.
(17)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the years ended December 31, 2023, 2022 and 2021, the Company incurred royalty expenses of $0.6 million, $0.2 million and $0.5 million, respectively.
(18)    Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$658	$80	$109
Interest	15,938	5,667	—

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$7,464	$4,999	$1,109
Transfer of inventory to rotables in property, plant and equipment	2,985	—	—
Issuance of common stock through RSUs vested	9,560	11,074	57,658
Issuance of common stock through "cashless" warrants exercised	—	—	170,090