Form 10-Q
period 2024-03-31
Virgin Galactic Holdings, Inc
filed 2024-05-07
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2024, there were 411,361,910 shares of the Company’s common stock outstanding.

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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K") and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$195,433	$216,799
Restricted cash	34,918	36,793
Marketable securities, short-term	569,778	657,238
Other current assets	37,324	39,999
Total current assets	837,453	950,829
Marketable securities, long-term	67,105	71,596
Property, plant and equipment, net	110,610	93,806
Other non-current assets	63,093	63,286
Total assets	$1,078,261	$1,179,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,886	$32,415
Customer deposits	92,334	97,841
Other current liabilities	46,534	55,404
Total current liabilities	171,754	185,660
Non-current liabilities:
Convertible senior notes, net	418,438	417,886
Other non-current liabilities	70,487	70,495
Total liabilities	660,679	674,041
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 405,272,587 and 399,908,982 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	41	40
Additional paid-in capital	2,646,186	2,631,197
Accumulated deficit	(2,228,144)	(2,126,132)
Accumulated other comprehensive income (loss)	(501)	371
Total stockholders' equity	417,582	505,476
Total liabilities and stockholders' equity	$1,078,261	$1,179,517
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,985	$392

Operating expenses:
Spaceline operations	22,591	318
Research and development	58,969	109,870
Selling, general and administrative	27,884	50,365
Depreciation and amortization	3,699	3,245
Total operating expenses	113,143	163,798

Operating loss	(111,158)	(163,406)

Interest income	12,308	7,330
Interest expense	(3,227)	(3,211)
Other income, net	145	30
Loss before income taxes	(101,932)	(159,257)
Income tax expense	80	128
Net loss	(102,012)	(159,385)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	35
Unrealized gain (loss) on marketable securities	(864)	3,101
Total comprehensive loss	$(102,884)	$(156,249)

Net loss per share:
Basic and diluted	$(0.25)	$(0.57)

Weighted-average shares outstanding:
Basic and diluted	400,387	278,450
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	275,397,229	$28	$2,111,316	$(1,623,795)	$(7,326)	$480,223
Net loss	—	—		(159,385)	—	(159,385)
Other comprehensive income	—	—		—	3,136	3,136
Stock-based compensation for equity-classified awards	—	—	12,976	—	—	12,976
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	508,159	—	(1,870)	—	—	(1,870)
Issuance of common stock pursuant to at-the-market offering	5,759,499	—	32,044	—	—	32,044
Transaction costs	—	—	(343)	—	—	(343)
Balance at March 31, 2023	281,664,887	$28	$2,154,123	$(1,783,180)	$(4,190)	$366,781

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	399,908,982	$40	$2,631,197	$(2,126,132)	$371	$505,476
Net loss	—	—	—	(102,012)	—	(102,012)
Other comprehensive loss	—	—	—	—	(872)	(872)
Stock-based compensation for equity-classified awards	—	—	8,045	—	—	8,045
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	274,709	—	(269)	—	—	(269)
Issuance of common stock pursuant to at-the-market offering	5,088,896	1	7,271	—	—	7,272
Transaction costs	—	—	(58)	—	—	(58)
Balance at March 31, 2024	405,272,587	$41	$2,646,186	$(2,228,144)	$(501)	$417,582
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(102,012)	$(159,385)
Stock-based compensation	8,244	12,976
Depreciation and amortization	3,699	3,245
Amortization of debt issuance costs	552	535
Other non-cash items	(5,328)	(236)
Change in operating assets and liabilities:
Other current and non-current assets	3,835	7,594
Accounts payable	(7,480)	2,146
Customer deposits	(5,507)	(569)
Other current and non-current liabilities	(9,232)	(2,375)
Net cash used in operating activities	(113,229)	(136,069)
Cash flows from investing activities:
Capital expenditures	(13,072)	(2,767)
Purchases of marketable securities	(161,843)	(83,287)
Proceeds from maturities and calls of marketable securities	257,414	305,791
Other investing activities	598	—
Net cash provided by investing activities	83,097	219,737
Cash flows from financing activities:
Payments of finance lease obligations	(60)	(59)
Proceeds from issuance of common stock	7,272	32,044
Withholding taxes paid on behalf of employees on net settled stock-based awards	(269)	(1,870)
Transaction costs related to issuance of common stock	(52)	(320)
Net cash provided by financing activities	6,891	29,795
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,241)	113,463
Cash, cash equivalents and restricted cash at beginning of period	253,592	342,627
Cash, cash equivalents and restricted cash at end of period	$230,351	$456,090

Cash and cash equivalents	$195,433	$415,682
Restricted cash	34,918	40,408
Cash, cash equivalents and restricted cash	$230,351	$456,090
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
The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The amortized cost, unrealized gains (losses) and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	March 31, 2024
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$9,665	$—	$9,665
Money market	220,686	—	220,686
Marketable securities:
U.S. treasuries	113,081	(59)	113,022
Corporate bonds	524,364	(503)	523,861
	$867,796	$(562)	$867,234

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$17,727	$—	$17,727
Money market	235,865	—	235,865
Marketable securities:
U.S. treasuries	198,639	44	198,683
Corporate bonds	529,893	258	530,151
	$982,124	$302	$982,426
Interest receivable of $4.4 million and $4.6 million is included in other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $5.3 million and $0.4 million in accretion income, net for its marketable securities for the three months ended March 31, 2024 and 2023, respectively.
The following table presents the contractual maturities of the Company's marketable securities as of March 31, 2024:

	March 31, 2024
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$570,361	$569,778
Matures between one to two years	67,084	67,105
	$637,445	$636,883

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(3)    Inventories
Inventories are included in other current assets in the accompanying condensed consolidated balance sheets and are comprised of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Raw materials and work-in-process	$13,960	$13,875
Spare parts	2,761	2,426
	$16,721	$16,301

(4)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Land	$1,302	$1,302
Buildings	9,092	9,092
Flight vehicles and rotables	4,099	4,074
Machinery and equipment	41,005	39,983
Information technology software and equipment	42,576	43,256
Leasehold improvements	37,424	37,141
Construction in progress	54,025	34,584
	189,523	169,432
Less: accumulated depreciation and amortization	78,913	75,626
	$110,610	$93,806
(5)    Leases
The components of expense related to leases are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost	$3,459	$2,810
Variable lease cost	1,144	701
Short-term lease cost	6	6

Finance lease cost:
Amortization of assets under finance leases	67	65
Interest on finance lease liabilities	19	19
Total finance lease cost	86	84
Total lease cost	$4,695	$3,601

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows from operating leases	$3,250	$2,055
Operating cash flows from finance leases	$19	$19
Financing cash flows from finance leases	$60	$59

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$—	$86

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	9.5	10.4
Finance leases (in years)	3.0	3.2

Weighted-average discount rates:
Operating leases	12.1%	12.1%
Finance leases	13.1%	12.7%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$58,476	$58,526

Short-term operating lease liabilities	$4,538	$4,350
Long-term operating lease liabilities	68,900	68,864
Total operating lease liabilities	$73,438	$73,214

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(6)    Other Current Liabilities
The components of other current liabilities are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued compensation	$16,555	$32,179
Accrued manufacturing sub-contractor and contract labor costs	9,154	9,500
Other	20,825	13,725
	$46,534	$55,404
(7)    Convertible Senior Notes
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
The net carrying value of the 2027 Notes is as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	6,562	7,114
Net carrying amount	$418,438	$417,886
During each of the three months ended March 31, 2024 and 2023, the Company recognized $3.2 million of interest expense on the 2027 Notes. Interest expense included $0.6 million and $0.5 million of amortized debt issuance costs during the three months ended March 31, 2024 and 2023, respectively.
(8)    Stockholders' Equity
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
During the three months ended March 31, 2023, the Company sold 5.8 million shares of common stock under the 2022 ATM Program, generating $32.0 million in gross proceeds, before deducting $0.3 million in underwriting discounts, commissions and other expenses. The Company completed the 2022 ATM Program in June 2023.
In June 2023, the Company entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
During the three months ended March 31, 2024, the Company sold 5.1 million shares of common stock under the 2023 ATM Program, generating $7.3 million in gross proceeds, before deducting $0.1 million in underwriting discounts, commissions and other expenses.
As of March 31, 2024, the Company sold a total of 84.8 million shares of common stock under the 2023 ATM Program, generating $294.7 million in gross proceeds, before deducting $2.9 million in underwriting discounts, commissions and other expenses.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

(9)    Stock-Based Compensation
The Company maintains two equity incentive plans -- the Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the "A&R Plan") and the Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the "Inducement Plan").
Pursuant to the A&R Plan, the Company has granted time-based stock options, performance-based stock options ("PSOs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). Pursuant to the Inducement Plan, the Company has granted RSUs.
Liability-Classified Stock Awards
During the three months ended March 31, 2024, the Company granted 5.5 million RSUs under the A&R Plan that are expected be settled in cash. Changes in the fair value of these liability-classified awards are reported on a quarterly basis through their final vesting. Expense is recognized over the requisite service period of the award, with recognition of a corresponding liability recorded in other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2024. Changes in fair value are recognized in stock-based compensation expense.
A summary of the components of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock option and PSO expense:
Spaceline operations	$—	$—
Research and development	—	533
Selling, general and administrative	617	1,638
Total stock option and PSO expense	617	2,171

RSU and PSU expense:
Spaceline operations	1,168	—
Research and development	1,106	2,483
Selling, general and administrative	5,353	8,322
Total RSU and PSU expense	7,627	10,805
Total stock-based compensation expense	8,244	12,976
Less: stock-based compensation expense for liability-classified awards	199	—
Stock-based compensation expense for equity-classified awards	$8,045	$12,976
As of March 31, 2024, the Company had unrecognized stock-based compensation expense of $2.9 million for stock options, which is expected to be recognized over a weighted-average period of 0.7 years. There was no unrecognized stock-based compensation expense for PSOs. Unrecognized stock-based compensation expense as of March 31, 2024 for RSUs and PSUs totaled $48.3 million and $4.8 million, respectively, which are expected to be recognized over weighted-average periods of 1.2 years and 0.8 years, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10)    Special Charges
In November 2023, the Company commenced a restructuring plan designed to decrease costs and strategically realign its resources. In connection with this plan, the Company announced a workforce reduction constituting approximately 18% of its workforce. As a result, the Company recorded $4.4 million in severance and related benefit costs for the involuntarily terminated employees as special charges during the fourth quarter of 2023.

During the three months ended March 31, 2024, the Company fully paid the $1.4 million liability balance associated with these costs that were accrued at December 31, 2023.
(11)    Income Taxes
Income tax expense was $80,000 and $128,000 for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was nil for each of the three months ended March 31, 2024 and 2023. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(12)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(102,012)	$(159,385)
Weighted average common shares outstanding	400,387	278,450
Basic and diluted net loss per share	$(0.25)	$(0.57)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three months ended March 31, 2024 and 2023 were 49.1 million and 47.2 million, respectively.
(13)    Fair Value Measurements
Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. Accordingly, assets and liabilities carried at fair value are classified within the fair value hierarchy in one of the following categories:
• Level 1 inputs — Quoted prices in active markets for identical assets or liabilities.
• Level 2 inputs — Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
• Level 3 inputs — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$220,686	$—	$—	$220,686
U.S. treasuries	113,022	—	—	113,022
Corporate bonds	—	523,861	—	523,861
Total assets at fair value	$333,708	$523,861	$—	$857,569

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$235,865	$—	$—	$235,865
U.S. treasuries	198,683	—	—	198,683
Corporate bonds	—	530,151	—	530,151
Total assets at fair value	$434,548	$530,151	$—	$964,699
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$156,685	$—	$156,685
Total liabilities at fair value	$—	$156,685	$—	$156,685

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$189,937	$—	$189,937
Total liabilities at fair value	$—	$189,937	$—	$189,937
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14)    Commitments and Contingencies
Leases
Future minimum lease payments under non-cancellable operating leases and future minimum finance lease payments as of March 31, 2024 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2024 (for the remaining period)	$9,793	$178
2025	13,240	227
2026	13,233	176
2027	12,919	61
2028	12,706	22
Thereafter	65,072	—
Total payments	126,963	664
Less: present value discount/imputed interest	53,525	108
Present value of lease liabilities	$73,438	$556
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 31, 2024, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

The Boeing Company and Aurora Flight Sciences Corporation v. the Company

On March 21, 2024, The Boeing Company and Aurora Flight Sciences Corporation, a Boeing Company (collectively, “Boeing”), filed suit against the Company in the Eastern District of Virginia, captioned The Boeing Company and Aurora Flight Sciences Corporation, a Boeing Company v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In its complaint, Boeing alleges that the Company breached the parties’ Master Agreement. Boeing further alleges trade secret misappropriation under the Delaware Uniform Trade Secrets Act (“DUTSA”), 6 Del C. § 2001, et. seq., and the Defend Trade Secrets Act (“DTSA”), 18 U.S.C. § 1836, et. seq., and filed a motion for preliminary injunction to destroy certain disputed documents. The complaint seeks damages in excess of $25 million, expenses, attorneys’ fees and other equitable relief.

On April 4, 2024, the Company filed suit against Boeing in the Central District of California. In its complaint, the Company sought: (1) declaratory judgment of no misappropriation of trade secrets under either DUTSA or DTSA by the Company, (2) declaratory judgment of no breach of contract by the Company, and (3) damages related to Boeing’s breach of contract for failure to adequately perform, including incomplete work on design phases of the project.

On April 12, 2024, Boeing filed a motion for an anti-suit injunction in connection with the Company’s California suit. That same day, the Company filed an answer to Boeing’s Virginia complaint and an opposition to Boeing’s motion for preliminary injunction. A hearing on the motions for the preliminary injunction and anti-suit injunction is set for May 24, 2024. The Company intends to continue to vigorously defend against this matter.

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

Plaintiffs filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint and, on August 8, 2023, the court granted in part and denied in part the defendants’ motion and did not give plaintiffs leave to file a further amended complaint. Plaintiffs moved for reconsideration of the court’s dismissal order and, on December 19, 2023, the court denied plaintiffs’ motion. On March 27, 2024, the defendants moved for judgment on the pleadings as to the remaining Section 10(b) insider trading claim alleged against Branson. On April 2, 2024, the court stayed briefing on defendants’ motion for judgment on the pleadings pending resolution of plaintiffs’ anticipated motion for leave to add a new representative plaintiff. On April 11, 2024, the court set the following briefing schedule on plaintiffs’ motion: plaintiffs’ motion is due May 1, 2024; defendants’ opposition is due May 21, 2024; and plaintiffs’ reply is due May 31, 2024. The Company intends to continue to vigorously defend against this matter.

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
Abughazaleh derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 13, 2023, alleged shareholder Yousef Abughazaleh filed a derivative complaint purportedly on behalf of the Company against certain of the Company's current and former officers and directors in the District of Delaware captioned Abughazaleh v. Branson et al., Case No. 23-156-MN. The complaint asserts violations of Section 14(a) of the Exchange Act of 1934 and SEC Rule 14a-9, and claims of breach of fiduciary duty, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The case is at a preliminary stage.

Molnar and Tubbs derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

On April 9, 2024, alleged shareholders Crystal Molnar and Cleveland Tubbs filed a derivative complaint purportedly on behalf of the Company against certain of the Company's current and former officers and directors in the Central District of California captioned Molnar v. Branson et al., Case No. 8:24-cv-775. The complaint asserts violations of Section 10(b) and 21D of the Exchange Act of 1934, and claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.

The complaint seeks an unspecified sum of damages, restitution, expenses, attorneys’ fees, and other equitable relief. The case is at a preliminary stage.

(15)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the three months ended March 31, 2024 and 2023, the Company incurred royalty expenses of $0.3 million and less than $0.1 million, respectively.
(16)    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$94	$128
Interest	—	5,313

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$7,951	$7,125
Issuance of common stock through RSUs vested	585	4,218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report on Form 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
In January 2024, we completed our sixth commercial spaceflight, 'Galactic 06.'
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”
Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of March 31, 2024, we have reservations for spaceflights for more than 700 future astronauts, which represent approximately $198 million in expected future spaceflight revenue upon completion of the spaceflights.
Available Capacity and Annual Flight Rate
We commenced our commercial operations with VSS Unity and VMS Eve, which together comprise our current spaceflight system. As a result, our annual flight rate will be constrained by the availability and capacity of this spaceflight system. To reduce the capacity constraint associated with having only one spaceflight system, we are currently developing our next generation spaceflight vehicles. These next generation spaceflight vehicles, which include our Delta Class spaceships and our next generation motherships, will allow us to increase our annual flight rate. We are dedicating significant engineering resources to the work that precedes production of the future fleet. In 2023, we demonstrated the flight consistency of Unity and Eve by safely bringing our customers to space. In 2024, we expect to pause flights starting mid-year to focus our resources on the development of the Delta Class spaceship fleet.

We expect the design phase for our Delta Class spaceships to conclude in summer 2024. This will enable us to redeploy some of our engineers from the Delta program to the design of our next-generation mothership, which we now expect to enter service in 2028. This sequencing of programs will assist us in managing our spending levels in the near term. Our Delta Class spaceships, which are expected to commence revenue service in 2026, will initially be supported by our existing mothership, VMS Eve. We have recently validated that VMS Eve will have the ability to fly up to three times per week, an improvement from the earlier projection of two times per week.
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

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue	$1,985	$392

Operating expenses:
Spaceline operations	22,591	318
Research and development	58,969	109,870
Selling, general and administrative	27,884	50,365
Depreciation and amortization	3,699	3,245
Total operating expenses	113,143	163,798

Operating loss	(111,158)	(163,406)

Interest income	12,308	7,330
Interest expense	(3,227)	(3,211)
Other income, net	145	30
Loss before income taxes	(101,932)	(159,257)
Income tax expense	80	128
Net loss	$(102,012)	$(159,385)

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Revenue	$1,985	$392	$1,593	406%
Revenue for the three months ended March 31, 2024 was primarily attributable to revenue generated from our commercial spaceflight and membership fees related to our Future Astronaut community.

Revenue for the three months ended March 31, 2023 was primarily attributable to membership fees related to our Future Astronaut community.
Spaceline Operations

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Spaceline operations	$22,591	$318	$22,273	n.m.

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

Following the launch of commercial service and achievement of technological feasibility in July 2023, we began presenting the operating expenses supporting our commercial spaceline activities as spaceline operations expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Prior to achievement of technological feasibility, spaceline operations expense included costs to support our Future Astronaut community and costs related to payload cargo and engineering services, which were previously presented as customer experience expense.

Spaceline operations expense for the three months ended March 31, 2024 was primarily attributable to costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles; and costs to maintain and support our Future Astronaut community.

Spaceline operations expense for the three months ended March 31, 2023 was primarily attributable to costs related to our Future Astronaut community.
Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Research and development	$58,969	$109,870	$(50,901)	(46)%
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
Research and development expenses decreased from $109.9 million for the three months ended March 31, 2023 to $59.0 million for the three months ended March 31, 2024. The decrease was primarily driven by a $26.1 million decrease in materials, consulting, and other costs primarily due to the completion of modifications in 2023 of our spaceship (VSS Unity) and mothership carrier aircraft (VMS Eve), a $22.1 million decrease in cash compensation and other employee benefit costs primarily due to the completion of the modifications in 2023 of VSS Unity and VMS Eve and a reduction in headcount, a $8.3 million decrease in other operational costs primarily due to a technology license fee expensed in 2023, and a $1.9 million decrease in stock-based compensation. These decreases were partially offset by a $9.8 million increase in sub-contractor and contract labor costs associated with the development of our next generation spaceflight vehicles.
Selling, General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Selling, general and administrative	$27,884	$50,365	$(22,481)	(45)%
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
Selling, general and administrative expenses decreased from $50.4 million for the three months ended March 31, 2023 to $27.9 million for the three months ended March 31, 2024. The decrease was primarily driven by a $11.1 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount, a $4.8 million decrease in consulting and other professional fees, and a $4.0 million decrease in stock-based compensation.
Depreciation and Amortization

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Depreciation and amortization	$3,699	$3,245	$454	14%
Depreciation and amortization expense increased from $3.2 million for the three months ended March 31, 2023 to $3.7 million for the three months ended March 31, 2024. This increase is primarily due to the acquisition of property, plant and equipment.
Interest Income

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Interest income	$12,308	$7,330	$4,978	68%
Interest income increased from $7.3 million for the three months ended March 31, 2023 to $12.3 million for the three months ended March 31, 2024. This increase was primarily driven by higher investment returns on marketable securities and higher interest rates on deposits in interest-bearing accounts.
Interest Expense

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Interest expense	$3,227	$3,211	$16	—%
Interest expense was $3.2 million for each of the three months ended March 31, 2024 and 2023. Interest expense consists of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense

Income tax expense was immaterial for the three months ended March 31, 2024 and 2023. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of March 31, 2024, we had total cash, cash equivalents and restricted cash of $230.4 million and total marketable securities of $636.9 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").

Historical Cash Flows

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(113,229)	$(136,069)
Investing activities	83,097	219,737
Financing activities	6,891	29,795
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,241)	$113,463
Operating Activities
Net cash used in operating activities was $113.2 million for the three months ended March 31, 2024, and consisted primarily of $102.0 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $8.2 million and depreciation and amortization expense of $3.7 million, partially offset by $5.3 million of other non-cash items and $18.4 million of cash used from changes in operating assets and liabilities.
Net cash used in operating activities was $136.1 million for the three months ended March 31, 2023, and consisted primarily of $159.4 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $13.0 million and depreciation and amortization expense of $3.2 million, as well as $6.8 million of cash provided from changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $83.1 million for the three months ended March 31, 2024, and consisted primarily of $257.4 million in proceeds from maturities and calls of marketable securities, partially offset by $161.8 million in purchases of marketable securities and $13.1 million in capital expenditures.
Net cash provided by investing activities was $219.7 million for the three months ended March 31, 2023, and consisted of $305.8 million in proceeds from maturities and calls of marketable securities, partially offset by $83.3 million in purchases of marketable securities and $2.8 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $6.9 million for the three months ended March 31, 2024, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $7.2 million, partially offset by tax withholdings paid for net settled stock-based awards of $0.3 million.
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
During the three months ended March 31, 2023, we sold 5.8 million shares of common stock under the 2022 ATM Program, generating $32.0 million in gross proceeds, before deducting $0.3 million in underwriting discounts, commissions and other expenses. We completed the 2022 ATM Program in June 2023.
In June 2023, we entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
During the three months ended March 31, 2024, we sold 5.1 million shares of common stock under the 2023 ATM Program, generating $7.3 million in gross proceeds, before deducting $0.1 million in underwriting discounts, commissions and other expenses.
As of March 31, 2024, we sold a total of 84.8 million shares of common stock under the 2023 ATM Program, generating $294.7 million in gross proceeds, before deducting $2.9 million in underwriting discounts, commissions and other expenses.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
During the fiscal quarter ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the fiscal quarter ended March 31, 2024, there were no significant changes to our market risks compared to those previously disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2023 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 14 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, other than the addition of the Risk Factors below.
We are seeking stockholder approval to effect a reverse stock split of our common stock at a ratio ranging from any whole number between 1-for-2 and 1-for-20, which if implemented may have adverse effects on our common stock.

We have submitted a proposal to our stockholders to consider at our 2024 Annual Meeting of Stockholders scheduled for June 12, 2024 to approve an amendment to our certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio from any whole number between 1-for-2 and 1-for-20, with the exact ratio within such range, and the implementation and timing of the reverse stock split, to be determined in the discretion of our board of directors.

Our board of directors is seeking authority to effect the reverse stock split with the intent of improving the perception of our common stock as an investment security, resetting our stock price to more normalized trading levels, decreasing price volatility, facilitating our ability to raise additional equity capital, increasing our number of authorized shares of common stock available for future issuance and increasing the per-share price of our common stock to meet the price criteria for continued listing of our common stock on the New York Stock Exchange (“NYSE”).

Although we expect that the reverse stock split will result in an increase in the market price of our common stock, we cannot assure you that the reverse stock split, if effected, will increase the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding or result in a permanent increase in the market price. The effect that the reverse stock split may have upon the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in similar circumstances to ours is varied. The market price of our common stock is dependent on many factors, including our business and financial performance, general market conditions, prospects for future growth and other factors detailed from time to time in the reports we file, or have filed, with the SEC, including this Quarterly Report on Form 10-Q. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The NYSE has established certain standards for the continued listing of a security on the NYSE. There can be no assurance that we will meet these standards in the future to maintain the listing of our common stock on the NYSE. Factors that could impact our ability to maintain the listing of our common stock on the NYSE include the status of the market for, and trading price of, our common stock, our reported results of operations in future periods, and general economic, market and industry conditions.

If we receive a notice from the NYSE stating that our common stock may be subject to delisting, we may take action to avoid such delisting, such as effecting a reverse stock split. Any such actions intended to avoid delisting may not be successful and could have a material adverse effect on our business, results of operations and financial condition.

If our common stock is delisted from the NYSE, we may seek to list on another stock exchange or quotation service. If we obtain a substitute listing for our common stock, it will likely be on a securities exchange with less liquidity and more volatility, and stockholders may not be able to sell their common stock in the quantities, at the times, or at the prices potentially available on a more liquid trading market. As a result of these factors, the price of our common stock is likely to decline under this scenario. If we are not able to obtain a substitute listing for our common stock, stockholders may encounter difficulty or be unable to sell their common stock. A delisting of our common stock from the NYSE could also adversely affect our ability to obtain financing and/or result in a loss of confidence by our customers, business partners, stockholders or employees.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement," except as described in the table below:

Name	Title	Action	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement (Y/N)	Aggregated Number of Securities Subject to Trading Arrangement(3)
Aparna Chitale	Chief People Officer	Terminated	3/15/2024	3/16/2023-3/18/2024	N(1)	56,996
Aparna Chitale	Chief People Officer	Adopted	3/15/2024	3/15/2024-3/14/2025	Y(2)	80,802
(1) Complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in 2023.

(2) Denotes whether the trading arrangement is intended to satisfy the affirmative defense Rule 10b5-1(c).

(3) This number represents the maximum number of shares of our common stock that may be sold pursuant to the trading arrangement. The number of shares actually sold will depend on the satisfaction of certain conditions set forth in the trading arrangement.
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38202	3.1	03/14/2024

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Second Amended and Restated Non-Employee Director Compensation Program					*
10.2	Amendment Number 1 to Master Agreement, dated as of June 13, 2023, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC(1)					*
10.3	Amendment Number 2 to Master Agreement, dated as of July 11, 2023, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC(1)					*
10.4	Amendment Number 1 to the Master Agreement, dated as of July 1, 2023, by and between Virgin Galactic, LLC and Bell Textron Inc. (1)					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.

(1) Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10). Additionally, certain schedules and exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: May 7, 2024		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)