Form 10-Q
period 2024-06-30
Virgin Galactic Holdings, Inc
filed 2024-08-07
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2024, there were 28,483,577 shares of the Company’s common stock outstanding.

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

•our ability to successfully develop and test our next-generation vehicles, and the time and costs associated with doing so;

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

•the impact of our recent reverse stock split on our results of operations, business operations and reputation with or ability to serve our stockholders and/or customers, and the trading prices and volatility of our common stock; and

•our ability to continue to use, maintain, enforce, protect and defend our owned and licensed intellectual property, including the Virgin brand.

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K"), in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$182,310	$216,799
Restricted cash	32,518	36,793
Marketable securities, short-term	593,375	657,238
Other current assets	35,711	39,999
Total current assets	843,914	950,829
Marketable securities, long-term	12,536	71,596
Property, plant and equipment, net	144,455	93,806
Other non-current assets	61,563	63,286
Total assets	$1,062,468	$1,179,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,705	$32,415
Customer deposits	87,726	97,841
Other current liabilities	53,780	55,404
Total current liabilities	179,211	185,660
Non-current liabilities:
Convertible senior notes, net	418,995	417,886
Other non-current liabilities	69,435	70,495
Total liabilities	667,641	674,041
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 23,984,220 and 19,995,449 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	2,717,327	2,631,235
Accumulated deficit	(2,321,919)	(2,126,132)
Accumulated other comprehensive income (loss)	(583)	371
Total stockholders' equity	394,827	505,476
Total liabilities and stockholders' equity	$1,062,468	$1,179,517
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$4,220	$1,871	$6,205	$2,263

Operating expenses:
Spaceline operations	27,288	234	49,879	552
Research and development	41,535	86,574	100,504	196,444
Selling, general and administrative	33,931	51,437	61,815	101,802
Depreciation and amortization	3,256	3,192	6,955	6,437
Total operating expenses	106,010	141,437	219,153	305,235

Operating loss	(101,790)	(139,566)	(212,948)	(302,972)

Interest income	11,108	8,404	23,416	15,734
Interest expense	(3,230)	(3,216)	(6,457)	(6,427)
Other income, net	171	48	316	78
Loss before income taxes	(93,741)	(134,330)	(195,673)	(293,587)
Income tax expense	34	34	114	162
Net loss	(93,775)	(134,364)	(195,787)	(293,749)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	34	(6)	69
Unrealized gain (loss) on marketable securities	(84)	1,885	(948)	4,986
Total comprehensive loss	$(93,857)	$(132,445)	$(196,741)	$(288,694)

Net loss per share:
Basic and diluted	$(4.36)	$(9.16)	$(9.43)	$(20.55)

Weighted-average shares outstanding:
Basic and diluted	21,484	14,661	20,752	14,294
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	13,769,861	$1	$2,111,343	$(1,623,795)	$(7,326)	$480,223
Net loss	—	—	—	(159,385)	—	(159,385)
Other comprehensive income	—	—	—	—	3,136	3,136
Stock-based compensation for equity-classified awards	—	—	12,976	—	—	12,976
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	25,408	—	(1,870)	—	—	(1,870)
Issuance of common stock pursuant to at-the-market offering	287,975	—	32,044	—	—	32,044
Transaction costs	—	—	(343)	—	—	(343)
Balance at March 31, 2023	14,083,244	1	2,154,150	(1,783,180)	(4,190)	366,781
Net loss	—	—	—	(134,364)	—	(134,364)
Other comprehensive income	—	—	—	—	1,919	1,919
Stock-based compensation for equity-classified awards	—	—	11,859	—	—	11,859
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	24,254	—	(446)	—	—	(446)
Issuance of common stock pursuant to at-the-market offering	2,730,529	1	241,392	—	—	241,393
Transaction costs	—	—	(2,601)	—	—	(2,601)
Balance at June 30, 2023	16,838,027	$2	$2,404,354	$(1,917,544)	$(2,271)	$484,541
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	19,995,449	$2	$2,631,235	$(2,126,132)	$371	$505,476
Net loss	—	—	—	(102,012)	—	(102,012)
Other comprehensive loss	—	—	—	—	(872)	(872)
Stock-based compensation for equity-classified awards	—	—	8,045	—	—	8,045
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	13,735	—	(269)	—	—	(269)
Issuance of common stock pursuant to at-the-market offering	254,445	—	7,272	—	—	7,272
Transaction costs	—	—	(58)	—	—	(58)
Balance at March 31, 2024	20,263,629	2	2,646,225	(2,228,144)	(501)	417,582
Net loss	—	—	—	(93,775)	—	(93,775)
Other comprehensive loss	—	—	—	—	(82)	(82)
Stock-based compensation for equity-classified awards	—	—	8,092	—	—	8,092
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	45,649	—	(601)	—	—	(601)
Issuance of common stock pursuant to at-the-market offering	3,675,079	—	64,308	—	—	64,308
Transaction costs	—	—	(695)	—	—	(695)
Fractional share adjustment due to reverse stock split	(137)	—	(2)	—	—	(2)
Balance at June 30, 2024	23,984,220	$2	$2,717,327	$(2,321,919)	$(583)	$394,827
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(195,787)	$(293,749)
Stock-based compensation	16,480	24,835
Depreciation and amortization	6,955	6,437
Amortization of debt issuance costs	1,109	1,075
Other non-cash items	(9,281)	(2,020)
Change in operating assets and liabilities:
Other current and non-current assets	6,272	10,529
Accounts payable	5,017	7,644
Customer deposits	(10,115)	(2,535)
Other current and non-current liabilities	(13,011)	(13,603)
Net cash used in operating activities	(192,361)	(261,387)
Cash flows from investing activities:
Capital expenditures	(47,487)	(12,616)
Purchases of marketable securities	(348,833)	(409,920)
Proceeds from maturities and calls of marketable securities	479,398	471,287
Other investing activities	598	—
Net cash provided by investing activities	83,676	48,751
Cash flows from financing activities:
Payments of finance lease obligations	(108)	(116)
Proceeds from issuance of common stock	71,580	273,437
Withholding taxes paid on behalf of employees on net settled stock-based awards	(870)	(2,316)
Transaction costs related to issuance of common stock	(681)	(2,961)
Net cash provided by financing activities	69,921	268,044
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,764)	55,408
Cash, cash equivalents and restricted cash at beginning of period	253,592	342,627
Cash, cash equivalents and restricted cash at end of period	$214,828	$398,035

Cash and cash equivalents	$182,310	$358,309
Restricted cash	32,518	39,726
Cash, cash equivalents and restricted cash	$214,828	$398,035
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
The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Statement of Operations Presentation
In July 2023, the Company concluded that technological feasibility had been achieved for its initial spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve, which together comprised the Company’s initial commercial spaceflight system. As a result, future costs associated with this spaceflight system, including the manufacture of related rocket motors, will no longer qualify as research and development activities.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Reverse Stock Split
On June 14, 2024, the Company effected a 1-for-20 reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 20 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The Reverse Stock Split did not decrease the number of authorized shares of common stock or otherwise affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s common stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
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
The amortized cost, unrealized gains (losses) and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$13,256	$—	$13,256
Money market	201,572	—	201,572
Marketable securities:
U.S. treasuries	113,533	(73)	113,460
Corporate bonds	493,024	(573)	492,451
	$821,385	$(646)	$820,739

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$17,727	$—	$17,727
Money market	235,865	—	235,865
Marketable securities:
U.S. treasuries	198,639	44	198,683
Corporate bonds	529,893	258	530,151
	$982,124	$302	$982,426
Interest receivable of $4.8 million and $4.6 million is included in other current assets in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $4.6 million and $2.0 million in accretion income, net for its marketable securities for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $10.0 million and $2.5 million in accretion income, net for its marketable securities for the six months ended June 30, 2024 and 2023, respectively.
The following table presents the contractual maturities of the Company's marketable securities as of June 30, 2024:

	June 30, 2024
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$594,006	$593,375
Matures between one to two years	12,551	12,536
	$606,557	$605,911
(3)    Inventories
Inventories are included in other current assets in the accompanying condensed consolidated balance sheets and are comprised of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Raw materials and work-in-process	$10,534	$13,875
Spare parts	3,580	2,426
	$14,114	$16,301

(4)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Land	$1,302	$1,302
Buildings	9,092	9,092
Flight vehicles and rotables	4,290	4,074
Machinery and equipment	40,960	39,983
Information technology software and equipment	43,641	43,256
Leasehold improvements	37,187	37,141
Construction in progress	90,016	34,584
	226,488	169,432
Less: accumulated depreciation and amortization	82,033	75,626
	$144,455	$93,806

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(5)    Leases
The components of expense related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$3,417	$2,800	$6,876	$5,610
Variable lease cost	1,126	584	2,270	1,285
Short-term lease cost	6	6	12	12

Finance lease cost:
Amortization of assets under finance leases	55	66	122	131
Interest on finance lease liabilities	17	20	36	39
Total finance lease cost	72	86	158	170
Total lease cost	$4,621	$3,476	$9,316	$7,077
The components of supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$6,578	$4,245
Operating cash flows for finance leases	$36	$39
Financing cash flows for finance leases	$108	$116
Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$1,532	$270
Finance leases	$—	$140
Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	9.3	10.2
Finance leases (in years)	2.8	3.2
Weighted-average discount rates:
Operating leases	12.1%	12.2%
Finance leases	13.1%	12.9%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

The supplemental balance sheet information related to leases is as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$57,607	$58,526

Short-term operating lease liabilities	$4,823	$4,350
Long-term operating lease liabilities	67,893	68,864
Total operating lease liabilities	$72,716	$73,214

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

(6)    Other Current Liabilities
The components of other current liabilities are as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued compensation	$19,881	$32,179
Accrued manufacturing sub-contractor and contract labor costs	16,332	9,500
Other	17,567	13,725
	$53,780	$55,404
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
The net carrying value of the 2027 Notes is as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	6,005	7,114
Net carrying amount	$418,995	$417,886
During each of the three months ended June 30, 2024 and 2023, the Company recognized $3.2 million of interest expense on the 2027 Notes. Interest expense included $0.6 million and $0.5 million of amortized debt issuance costs during the three months ended June 30, 2024 and 2023, respectively.
During each of the six months ended June 30, 2024 and 2023, the Company recognized $6.4 million of interest expense on the 2027 Notes. Interest expense included $1.1 million of amortized debt issuance costs for each of the six months ended June 30, 2024 and 2023.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
The Company completed the 2022 ATM Program in June 2023, selling a total of 3.0 million shares of common stock and generating $300 million in gross proceeds, before deducting $3.0 million in underwriting discounts, commissions and other expenses.
In June 2023, the Company entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
During the six months ended June 30, 2024, the Company sold 3.9 million shares of common stock under the 2023 ATM Program and generated $71.6 million in gross proceeds, before deducting $0.7 million in underwriting discounts, commissions and other expenses.
As of June 30, 2024, the Company sold a total of 7.9 million shares of common stock under the 2023 ATM Program, generating $359.1 million in gross proceeds, before deducting $3.6 million in underwriting discounts, commissions and other expenses.
(9)    Stock-Based Compensation
The Company maintains two equity incentive plans -- the Second Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the "Second A&R Plan") and the Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the "Inducement Plan").
The Second A&R Plan was adopted by the Company's board of directors and became effective in April 2024, subject to the approval of the Company’s stockholders, and was approved by the Company’s stockholders in June 2024. The Second A&R Plan amended and restated the Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Plan (the “A&R Plan”) and made the following material changes to the A&R Plan: (i) increased the number of shares available by 0.7 million shares with an aggregate of 2.2 million shares reserved for issuance under the Second A&R Plan, (ii) increased the number of shares which may be granted as incentive stock options (“ISOs”) under the Second A&R Plan, such that an aggregate of 2.2 million shares may be granted as incentive stock options under the Second A&R Plan, and (iii) extended the right to grant awards under the plan through June 12, 2034, provided that incentive stock options may not be granted under the Second A&R Plan after April 18, 2034.
Pursuant to the Second A&R Plan and related predecessor plans, the Company has granted time-based stock options, performance-based stock options ("PSOs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). Pursuant to the Inducement Plan, the Company has granted RSUs.
Liability-Classified Stock Awards
During the six months ended June 30, 2024, the Company granted 0.3 million RSUs under the A&R Plan that are expected be settled in cash. Changes in the fair value of these liability-classified awards are reported on a quarterly basis through their final vesting. Expense is recognized over the requisite service period of the award, with recognition of a corresponding liability recorded in other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2024. Changes in fair value are recognized in stock-based compensation expense.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
A summary of the components of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Stock option and PSO expense:
Research and development	$—	$492	$—	$1,025
Selling, general and administrative	584	1,382	1,201	3,020
Total stock option and PSO expense	584	1,874	1,201	4,045

RSU and PSU expense:
Spaceline operations	1,227	—	2,395	—
Research and development	1,080	2,525	2,186	5,008
Selling, general and administrative	5,345	7,460	10,698	15,782
Total RSU and PSU expense	7,652	9,985	15,279	20,790
Total stock-based compensation expense	8,236	11,859	16,480	24,835
Less: stock-based compensation expense for liability-classified awards	144	—	343	—
Stock-based compensation expense for equity-classified awards	$8,092	$11,859	$16,137	$24,835
As of June 30, 2024, the Company had unrecognized stock-based compensation expense of $2.3 million for stock options, which is expected to be recognized over a weighted-average period of 1.1 years. There was no unrecognized stock-based compensation expense for PSOs. Unrecognized stock-based compensation expense as of June 30, 2024 for RSUs and PSUs totaled $35.1 million and $4.0 million, respectively, which are expected to be recognized over weighted-average periods of 2.3 years and 1.4 years, respectively.
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

In January 2024, the Company fully paid the $1.4 million liability balance associated with these costs that were accrued at December 31, 2023.
(11)    Income Taxes
Income tax expense was $34,000 for each of the three months ended June 30, 2024 and 2023. Income tax expense was $114,000 and $162,000 for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate was nil for each of the three and six months ended June 30, 2024 and 2023. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(12)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(93,775)	$(134,364)	$(195,787)	$(293,749)
Weighted-average common shares outstanding	21,484	14,661	20,752	14,294
Basic and diluted net loss per share	$(4.36)	$(9.16)	$(9.43)	$(20.55)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for each of the three and six months ended June 30, 2024 were 2.4 million. The total number of shares excluded for each of the three and six months ended June 30, 2023 were 2.3 million.
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
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$201,572	$—	$—	$201,572
U.S. treasuries	113,460	—	—	113,460
Corporate bonds	—	492,451	—	492,451
Total assets at fair value	$315,032	$492,451	$—	$807,483

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$235,865	$—	$—	$235,865
U.S. treasuries	198,683	—	—	198,683
Corporate bonds	—	530,151	—	530,151
Total assets at fair value	$434,548	$530,151	$—	$964,699
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$135,443	$—	$135,443
Total liabilities at fair value	$—	$135,443	$—	$135,443

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$189,937	$—	$189,937
Total liabilities at fair value	$—	$189,937	$—	$189,937
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14)    Commitments and Contingencies
Leases
Future minimum lease payments under noncancelable operating leases and future minimum finance lease payments as of June 30, 2024 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2024 (for the remaining period)	$6,591	$113
2025	13,240	227
2026	13,233	176
2027	12,919	61
2028	12,706	22
Thereafter	65,072	—
Total payments	123,761	599
Less: present value discount/imputed interest	51,045	91
Present value of lease liabilities	$72,716	$508
Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 30, 2024, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

The Boeing Company and Aurora Flight Sciences Corporation v. the Company

On March 21, 2024, The Boeing Company and Aurora Flight Sciences Corporation, a Boeing Company (collectively, “Boeing”), filed suit against the Company in the Eastern District of Virginia, captioned The Boeing Company and Aurora Flight Sciences Corporation, a Boeing Company v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In its complaint, Boeing alleges that the Company breached the parties’ Master Agreement. Boeing further alleges trade secret misappropriation under the Delaware Uniform Trade Secrets Act (“DUTSA”), 6 Del C. § 2001, et. seq., and the Defend Trade Secrets Act (“DTSA”), 18 U.S.C. § 1836, et. seq., and filed a motion for preliminary injunction to destroy certain disputed documents. The complaint seeks damages in excess of $25 million, expenses, attorneys’ fees and other equitable relief. On April 12, 2024, the Company filed an answer to Boeing’s complaint and a counterclaim seeking damages relating to Boeing’s breach of the Master Agreement, as well as an opposition to Boeing’s motion for a preliminary injunction.

On April 4, 2024, the Company filed suit against Boeing in the Central District of California. In its complaint, the Company sought: (1) declaratory judgment of no misappropriation of trade secrets under either DUTSA or DTSA by the Company, (2) declaratory judgment of no breach of contract by the Company, and (3) damages related to Boeing’s breach of contract for failure to adequately perform, including incomplete work on design phases of the project. On April 12, 2024, Boeing filed a motion for an anti-suit injunction in connection with the Company’s California suit. On June 6, 2024, the Company voluntarily dismissed the California action without prejudice, electing to pursue its

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
affirmative claims against Boeing by way of the counterclaim filed in the Virginia action, and on that same day the Company and Boeing jointly informed the Virginia court that the Company’s voluntary dismissal of the California action without prejudice rendered moot Boeing’s motion for an anti-suit injunction.

A hearing on the motion for a preliminary injunction took place on May 24, 2024. On June 20, 2024, the Court denied the preliminary injunction sought by Boeing, and ordered that the Company could use the disputed documents internally, and with third parties under a non-disclosure agreement, for the purpose of developing a new mothership. The Company intends to continue to vigorously defend against this matter.

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

Plaintiffs filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint and, on August 8, 2023, the court granted in part and denied in part the defendants’ motion and did not give plaintiffs leave to file a further amended complaint. Plaintiffs moved for reconsideration of the court’s dismissal order and, on December 19, 2023, the court denied plaintiffs’ motion. On March 27, 2024, the defendants moved for judgment on the pleadings as to the remaining Section 10(b) insider trading claim alleged against Branson. On April 2, 2024, the court stayed briefing on defendants’ motion for judgment on the pleadings pending resolution of plaintiffs’ anticipated motion for leave to add a new representative plaintiff, which plaintiffs’ subsequently filed on May 1, 2024. The court granted plaintiffs’ motion on July 2, 2024. The Company intends to continue to vigorously defend against this matter.

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

Gera derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors

On July 11, 2024, alleged shareholder Samhita Gera filed a derivative complaint purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the Eastern District of New York captioned Gera v. Branson et al., Case No. 24-cv-04795. The complaint asserts violations of Section 14(a) of the Exchange Act of 1934 and SEC Rule 14a-9, and claims of breach of fiduciary duty, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.

The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The case is at a preliminary stage.

(15)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the six months ended June 30, 2024 and 2023, the Company incurred royalty expenses of $0.5 million and $0.1 million, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(16)    Supplemental Cash Flow Information

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$166	$533
Interest	—	10,625

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$10,871	$9,848
Issuance of common stock through RSUs vested	1,762	6,662

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report on Form 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” sections of our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Recent Developments
In June 2024, we completed our second spaceflight of 2024 and seventh commercial spaceflight to date, 'Galactic 07,' carrying one researcher and three private astronauts. Following the 'Galactic 07' flight, we paused Unity spaceflights and expect to re-commence flying with test flights of our new Delta Class spaceships in advance of restarting commercial service, which is expected to begin in 2026.
On June 12, 2024, at the Company’s 2024 annual meeting of stockholders, our stockholders approved, and on June 14, 2024, we effected, a 1-for-20 reverse stock split (the “Reverse Stock Split”), and our common stock began trading on a split-adjusted basis on June 17, 2024. Prior to the Reverse Stock Split, on May 29, 2024, we received a notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”), which requires listed companies to maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period. Following the Reverse Stock Split, on July 1, 2024, we received a letter from the NYSE stating that we regained compliance with Section 802.01C.

All shares of our common stock, per-share data and related information included in this Quarterly Report on Form 10-Q have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

In July 2024, we completed our new manufacturing facility in Mesa, Arizona, where final assembly of our next-generation Delta Class spaceships is scheduled to begin in 2025. After the initial development of our first Delta Class spaceship, we estimate the recurring cost to make each additional spaceship to be between $50 and $60 million.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, as well as in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors” and in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of June 30, 2024, we have reservations for spaceflights for approximately 700 future astronauts, which represent approximately $193 million in expected future spaceflight revenue upon completion of the spaceflights.

Available Capacity and Annual Flight Rate
We commenced our commercial operations with VSS Unity and VMS Eve, which together comprised our initial commercial spaceflight system. Our annual flight rate is constrained by the availability and capacity of this commercial spaceflight system. To expand capacity, we are currently developing our next-generation spaceflight vehicles. These next-generation spaceflight vehicles, which include our Delta Class spaceships and additional motherships, are expected to dramatically increase our annual flight rate.
We expect to reach a significant milestone for the design phase of our Delta Class spaceships at the end of summer 2024, completing the majority of manufacturing designs. This will enable us to deploy some of our engineers from the Delta program to the design of our new motherships, which we project to be ready for service in 2028.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue	$4,220	$1,871	$6,205	$2,263

Operating expenses:
Spaceline operations	27,288	234	49,879	552
Research and development	41,535	86,574	100,504	196,444
Selling, general and administrative	33,931	51,437	61,815	101,802
Depreciation and amortization	3,256	3,192	6,955	6,437
Total operating expenses	106,010	141,437	219,153	305,235

Operating loss	(101,790)	(139,566)	(212,948)	(302,972)

Interest income	11,108	8,404	23,416	15,734
Interest expense	(3,230)	(3,216)	(6,457)	(6,427)
Other income, net	171	48	316	78
Loss before income taxes	(93,741)	(134,330)	(195,673)	(293,587)
Income tax expense	34	34	114	162
Net loss	$(93,775)	$(134,364)	$(195,787)	$(293,749)

For the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023
Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Revenue	$4,220	$1,871	$2,349	126%	$6,205	$2,263	$3,942	174%
Revenue for the three and six months ended June 30, 2024 and 2023 were primarily attributable to revenue generated from our commercial spaceflights and membership fees related to our Future Astronaut community.
Spaceline Operations

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Spaceline operations	$27,288	$234	$27,054	n.m.	$49,879	$552	$49,327	n.m.
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
Spaceline operations expense for the three and six months ended June 30, 2024 was primarily attributable to costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles; and costs to maintain and support our Future Astronaut community. Spaceline operations expense for the three and six months ended June 30, 2023 was primarily attributable to incremental costs related to our commercial spaceflight and costs related to our Future Astronaut community.
Research and Development

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Research and development	$41,535	$86,574	$(45,039)	(52)%	$100,504	$196,444	$(95,940)	(49)%
Research and development expenses represent costs incurred to support activities that advance our future fleet towards commercialization, including basic research, applied research, concept formulation studies, design, development, and related testing activities. Research and development costs will consist primarily of equipment, material, and labor costs (including from third-party contractors) for designing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles for our next-generation spaceships and motherships, as well as allocated facilities and other supporting overhead costs.
Research and development expenses decreased from $86.6 million for the three months ended June 30, 2023 to $41.5 million for the three months ended June 30, 2024. The decrease was primarily driven by a $22.8 million decrease in materials, consulting, and other costs primarily due to the completion of modifications in 2023 of VSS Unity and VMS Eve, a $20.3 million decrease in cash compensation and other employee benefit costs primarily due to the completion of the modifications in 2023 of VSS Unity and VMS Eve and a reduction in headcount, and a $1.9 million decrease in stock-based compensation.

Research and development expenses decreased from $196.4 million for the six months ended June 30, 2023 to $100.5 million for the six months ended June 30, 2024. The decrease was primarily driven by a $48.9 million decrease in materials, consulting, and other costs primarily due to the completion of modifications in 2023 of VSS Unity and VMS Eve, a $42.4 million decrease in cash compensation and other employee benefit costs primarily due to the completion of the modifications in 2023 of VSS Unity and VMS Eve and a reduction in headcount, an $8.3 million decrease in other operational costs primarily due to a technology license fee expensed in 2023, and a $3.8 million decrease in stock-based compensation. These decreases were partially offset by a $10.4 million increase in sub-contractor and contract labor costs associated with the development of our next-generation spaceflight vehicles.
Selling, General and Administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Selling, general and administrative	$33,931	$51,437	$(17,506)	(34)%	$61,815	$101,802	$(39,987)	(39)%
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
Selling, general and administrative expenses decreased from $51.4 million for the three months ended June 30, 2023 to $33.9 million for the three months ended June 30, 2024. The decrease was primarily driven by a $9.1 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount, a $4.3 million decrease in consulting and other professional fees, and a $2.9 million decrease in stock-based compensation.
Selling, general and administrative expenses decreased from $101.8 million for the six months ended June 30, 2023 to $61.8 million for the six months ended June 30, 2024. The decrease was primarily driven by a $20.1 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount, a $9.1 million decrease in consulting and other professional fees, and a $6.9 million decrease in stock-based compensation.
Depreciation and Amortization

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Depreciation and amortization	$3,256	$3,192	$64	2%	$6,955	$6,437	$518	8%
Depreciation and amortization expense increased from $3.2 million for the three months ended June 30, 2023 to $3.3 million for the three months ended June 30, 2024.
Depreciation and amortization expense increased from $6.4 million for the six months ended June 30, 2023 to $7.0 million for the six months ended June 30, 2024. The increase was primarily due to the acquisition of property, plant and equipment.
Interest Income

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Interest income	$11,108	$8,404	$2,704	32%	$23,416	$15,734	$7,682	49%
Interest income increased from $8.4 million for the three months ended June 30, 2023 to $11.1 million for the three months ended June 30, 2024. This increase was primarily driven by higher investment returns on marketable securities and higher interest rates on deposits in interest-bearing accounts.

Interest income increased from $15.7 million for the six months ended June 30, 2023 to $23.4 million for the six months ended June 30, 2024. This increase was primarily driven by higher investment returns on marketable securities and higher interest rates on deposits in interest-bearing accounts.
Interest Expense

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Interest expense	$3,230	$3,216	$14	n.m.	$6,457	$6,427	$30	n.m.
Interest expense was $3.2 million for each of the three months ended June 30, 2024 and 2023. Interest expense increased from $6.4 million for the six months ended June 30, 2023 to $6.5 million for the six months ended June 30, 2024. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense
Income tax expense was immaterial for the three and six months ended June 30, 2024 and 2023. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and restricted cash of $214.8 million and marketable securities of $605.9 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(192,361)	$(261,387)
Investing activities	83,676	48,751
Financing activities	69,921	268,044
Net increase (decrease) in cash, cash equivalents and restricted cash	$(38,764)	$55,408
Operating Activities
Net cash used in operating activities was $192.4 million for the six months ended June 30, 2024, and consisted primarily of $195.8 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $16.5 million and depreciation and amortization expense of $7.0 million, partially offset by $9.3 million of other non-cash items and $11.8 million of cash used from changes in operating assets and liabilities.
Net cash used in operating activities was $261.4 million for the six months ended June 30, 2023, and consisted primarily of $293.7 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $24.8 million and depreciation and amortization expense of $6.4 million.
Investing Activities
Net cash provided by investing activities was $83.7 million for the six months ended June 30, 2024, and consisted primarily of $479.4 million in proceeds from maturities and calls of marketable securities, partially offset by $348.8 million in purchases of marketable securities and $47.5 million in capital expenditures.

Net cash provided by investing activities was $48.8 million for the six months ended June 30, 2023, and consisted of $471.3 million in proceeds from maturities and calls of marketable securities, partially offset by $409.9 million in purchases of marketable securities and $12.6 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $69.9 million for the six months ended June 30, 2024, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $70.9 million, partially offset by tax withholdings paid for net settled stock-based awards of $0.9 million.
Net cash provided by financing activities was $268.0 million for the six months ended June 30, 2023, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $270.5 million, partially offset by tax withholdings paid for net settled stock-based awards of $2.3 million.
Funding Requirements
We expect our expenditures to fluctuate in connection with our ongoing activities, particularly as we continue to advance the development of our next-generation spaceflight system and leverage investments in capital expenditures.
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
We expect our arrangements with third-party providers to manufacture key subassemblies for our next-generation spaceships and for the design and manufacture of our next-generation carrier aircraft will require significant capital expenditures. Certain estimated amounts in connection with third-party arrangements are subject to future negotiations and cannot be estimated with reasonable certainty.
We believe that our current capital is adequate to sustain our operations for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. While we have completed our initial commercial launch with a single spaceship, we are currently developing our next-generation spaceflight vehicles. We anticipate the costs to manufacture additional vehicles will begin to decrease as we continue to scale up our manufacturing processes and capabilities.
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
We completed the 2022 ATM Program in June 2023, selling a total of 3.0 million shares of common stock and generating $300 million in gross proceeds, before deducting $3.0 million in underwriting discounts, commissions and other expenses.
In June 2023, we entered into a distribution agency agreement with the Agents providing for the offer and sale of up to $400 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
During the six months ended June 30, 2024, we sold 3.9 million shares of common stock under the 2023 ATM Program and generated $71.6 million in gross proceeds, before deducting $0.7 million in underwriting discounts, commissions and other expenses.

As of June 30, 2024, we sold a total of 7.9 million shares of common stock under the 2023 ATM Program, generating $359.1 million in gross proceeds, before deducting $3.6 million in underwriting discounts, commissions and other expenses.
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
Beyond the next twelve months, our principal demand for funds will be to sustain our operations, operate our spaceline at Spaceport America in New Mexico, and expand our fleet of spaceships, motherships, and supporting facilities. We expect to generate revenue from our spaceflight program, which is expected to restart in 2026. To the extent this source of capital as well as sources of capital described above are insufficient to meet our needs, we may need to seek additional debt or equity financing.
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
During the fiscal quarter ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the fiscal quarter ended June 30, 2024, there were no significant changes to our market risks compared to those previously disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2023 Annual Report on Form 10-K.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, other than the addition of the Risk Factor below.

We completed a 1-for-20 reverse stock split of our shares of common stock, which may have adverse effects on the trading of our common stock.

On May 29, 2024, we received a notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”), which requires listed companies to maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period. On June 12, 2024, at the Company’s 2024 annual meeting of stockholders, our stockholders approved, and on June 14, 2024 we effected, a 1-for-20 reverse stock split (the “Reverse Stock Split”), and our common stock began trading on a split-adjusted basis on June 17, 2024. On July 1, 2024, we received a letter from the NYSE stating that we regained compliance with Section 802.01C. However, the effect that the Reverse Stock Split will have on the market price of our common stock cannot be predicted with certainty, and if our common stock again does not maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period, we would receive another notice of non-compliance from the NYSE and would be provided a period of six months from the date of such notice to regain compliance with Section 802.01C. There can be no assurance that the per share price of our common stock will continue to meet the price criteria or other requirements for continued listing of our common stock on the NYSE.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement,” except as described in the table below:

Name	Title	Action	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement (Y/N)	Aggregated Number of Securities Subject to Trading Arrangement(2)
Aparna Chitale	Chief People Officer	Terminated	5/10/2024	3/15/2024-3/14/2025(2)	Y(1)	80,802
(1) Denotes whether the trading arrangement is intended to satisfy the affirmative defense Rule 10b5-1(c).

(2) This number represented the maximum number of shares of our common stock that were subject to the trading arrangement. No trading occurred under this Plan prior to its termination, as the applicable mandatory cooling-off period had not yet expired.
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	001-38202	3.1	6/14/2024
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38202	3.1	3/14/2024
10.1	Second Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan	8-K	001-38202	10.1	6/14/2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: August 7, 2024		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)