Form 10-Q
period 2024-09-30
Virgin Galactic Holdings, Inc
filed 2024-11-06
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2024, there were 28,875,495 shares of the Company’s common stock outstanding.

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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K"), in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$172,359	$216,799
Restricted cash	32,357	36,793
Marketable securities, short-term	478,741	657,238
Other current assets	29,788	39,999
Total current assets	713,245	950,829
Marketable securities, long-term	60,434	71,596
Property, plant and equipment, net	181,154	93,806
Other non-current assets	61,476	63,286
Total assets	$1,016,309	$1,179,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,078	$32,415
Customer deposits	86,140	97,841
Other current liabilities	63,688	55,404
Total current liabilities	157,906	185,660
Non-current liabilities:
Convertible senior notes, net	419,555	417,886
Other non-current liabilities	72,856	70,495
Total liabilities	650,317	674,041
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 28,864,637 and 19,995,449 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	2,761,206	2,631,235
Accumulated deficit	(2,396,459)	(2,126,132)
Accumulated other comprehensive income	1,242	371
Total stockholders' equity	365,992	505,476
Total liabilities and stockholders' equity	$1,016,309	$1,179,517
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$402	$1,728	$6,607	$3,991

Operating expenses:
Spaceline operations	19,874	25,648	69,753	26,200
Research and development	23,937	44,848	124,441	241,292
Selling, general and administrative	33,978	42,218	95,793	144,020
Depreciation and amortization	4,341	3,286	11,296	9,723
Total operating expenses	82,130	116,000	301,283	421,235

Operating loss	(81,728)	(114,272)	(294,676)	(417,244)

Interest income	10,363	12,856	33,779	28,590
Interest expense	(3,233)	(3,221)	(9,690)	(9,648)
Other income, net	163	86	479	164
Loss before income taxes	(74,435)	(104,551)	(270,108)	(398,138)
Income tax expense	105	53	219	215
Net loss	(74,540)	(104,604)	(270,327)	(398,353)
Other comprehensive income (loss):
Foreign currency translation adjustment	31	(60)	25	9
Unrealized gain on marketable securities	1,794	1,022	846	6,008
Total comprehensive loss	$(72,715)	$(103,642)	$(269,456)	$(392,336)

Net loss per share:
Basic and diluted	$(2.66)	$(5.57)	$(11.66)	$(25.20)

Weighted-average shares outstanding:
Basic and diluted	27,973	18,792	23,176	15,809
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	13,769,861	$1	$2,111,343	$(1,623,795)	$(7,326)	$480,223
Net loss	—	—	—	(159,385)	—	(159,385)
Other comprehensive income	—	—	—	—	3,136	3,136
Stock-based compensation for equity-classified awards	—	—	12,976	—	—	12,976
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	25,408	—	(1,870)	—	—	(1,870)
Issuance of common stock pursuant to at-the-market offering	287,975	—	32,044	—	—	32,044
Transaction costs	—	—	(343)	—	—	(343)
Balance at March 31, 2023	14,083,244	1	2,154,150	(1,783,180)	(4,190)	366,781
Net loss	—	—	—	(134,364)	—	(134,364)
Other comprehensive income	—	—	—	—	1,919	1,919
Stock-based compensation for equity-classified awards	—	—	11,859	—	—	11,859
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	24,254	—	(446)	—	—	(446)
Issuance of common stock pursuant to at-the-market offering	2,730,529	1	241,392	—	—	241,393
Transaction costs	—	—	(2,601)	—	—	(2,601)
Balance at June 30, 2023	16,838,027	2	2,404,354	(1,917,544)	(2,271)	484,541
Net loss	—	—	—	(104,604)	—	(104,604)
Other comprehensive income	—	—	—	—	962	962
Stock-based compensation for equity-classified awards	—	—	10,763	—	—	10,763
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	19,256	—	(684)	—	—	(684)
Issuance of common stock pursuant to at-the-market offering	3,121,812	—	210,708	—	—	210,708
Transaction costs	—	—	(2,327)	—	—	(2,327)
Balance at September 30, 2023	19,979,095	$2	$2,622,814	$(2,022,148)	$(1,309)	$599,359
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	19,995,449	$2	$2,631,235	$(2,126,132)	$371	$505,476
Net loss	—	—	—	(102,012)	—	(102,012)
Other comprehensive loss	—	—	—	—	(872)	(872)
Stock-based compensation for equity-classified awards	—	—	8,045	—	—	8,045
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	13,735	—	(269)	—	—	(269)
Issuance of common stock pursuant to at-the-market offering	254,445	—	7,272	—	—	7,272
Transaction costs	—	—	(58)	—	—	(58)
Balance at March 31, 2024	20,263,629	2	2,646,225	(2,228,144)	(501)	417,582
Net loss	—	—	—	(93,775)	—	(93,775)
Other comprehensive loss	—	—	—	—	(82)	(82)
Stock-based compensation for equity-classified awards	—	—	8,092	—	—	8,092
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	45,649	—	(601)	—	—	(601)
Issuance of common stock pursuant to at-the-market offering	3,675,079	—	64,308	—	—	64,308
Transaction costs	—	—	(695)	—	—	(695)
Fractional share adjustment due to reverse stock split	(137)	—	(2)	—	—	(2)
Balance at June 30, 2024	23,984,220	2	2,717,327	(2,321,919)	(583)	394,827
Net loss	—	—	—	(74,540)	—	(74,540)
Other comprehensive income	—	—	—	—	1,825	1,825
Stock-based compensation for equity-classified awards	—	—	7,445	—	—	7,445
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	24,377	—	(283)	—	—	(283)
Issuance of common stock pursuant to at-the-market offering	4,856,040	1	37,117	—	—	37,118
Transaction costs	—	—	(400)	—	—	(400)
Balance at September 30, 2024	28,864,637	$3	$2,761,206	$(2,396,459)	$1,242	$365,992
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(270,327)	$(398,353)
Stock-based compensation	24,040	35,598
Depreciation and amortization	11,296	9,723
Amortization of debt issuance costs	1,669	1,618
Other non-cash items	(13,332)	(6,500)
Change in operating assets and liabilities:
Other current and non-current assets	13,624	14,293
Accounts payable	(25,364)	9,019
Customer deposits	(11,701)	(4,724)
Other current and non-current liabilities	(1,573)	(13,558)
Net cash used in operating activities	(271,668)	(352,884)
Cash flows from investing activities:
Capital expenditures	(86,146)	(25,941)
Purchases of marketable securities	(527,361)	(872,950)
Proceeds from maturities and calls of marketable securities	729,353	702,346
Other investing activities	598	—
Net cash provided by (used in) investing activities	116,444	(196,545)
Cash flows from financing activities:
Payments of finance lease obligations	(149)	(175)
Proceeds from issuance of common stock	108,698	484,145
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,153)	(3,001)
Transaction costs related to issuance of common stock	(1,046)	(5,106)
Other financing activities	(2)	—
Net cash provided by financing activities	106,348	475,863
Net decrease in cash, cash equivalents and restricted cash	(48,876)	(73,566)
Cash, cash equivalents and restricted cash at beginning of period	253,592	342,627
Cash, cash equivalents and restricted cash at end of period	$204,716	$269,061

Cash and cash equivalents	$172,359	$231,030
Restricted cash	32,357	38,031
Cash, cash equivalents and restricted cash	$204,716	$269,061
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
The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The amortized cost, unrealized gains and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$14,286	$—	$14,286
Money market	190,430	—	190,430
Marketable securities:
U.S. treasuries	88,928	97	89,025
Corporate bonds	449,099	1,051	450,150
	$742,743	$1,148	$743,891

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$17,727	$—	$17,727
Money market	235,865	—	235,865
Marketable securities:
U.S. treasuries	198,639	44	198,683
Corporate bonds	529,893	258	530,151
	$982,124	$302	$982,426
Interest receivable of $4.5 million and $4.6 million is included in other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $4.0 million and $6.0 million in accretion income, net for its marketable securities for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $14.0 million and $8.5 million in accretion income, net for its marketable securities for the nine months ended September 30, 2024 and 2023, respectively.
The following table presents the contractual maturities of the Company's marketable securities as of September 30, 2024:

	September 30, 2024
	Amortized Cost	Estimated Fair Value
	(In thousands)
Matures within one year	$477,800	$478,741
Matures between one to two years	60,227	60,434
	$538,027	$539,175
(3)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	9,092
Flight vehicles and rotables	4,331	4,074
Machinery and equipment	42,475	39,983
Information technology software and equipment	44,864	43,256
Leasehold improvements	75,415	37,141
Construction in progress	89,002	34,584
	267,500	169,432
Less: accumulated depreciation and amortization	86,346	75,626
	$181,154	$93,806

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4)    Leases
The components of expense related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$3,268	$3,382	$10,144	$8,992
Variable lease cost	899	1,559	3,169	2,844
Short-term lease cost	6	127	18	139

Finance lease cost:
Amortization of assets under finance leases	50	68	172	199
Interest on finance lease liabilities	16	21	52	60
Total finance lease cost	66	89	224	259
Total lease cost	$4,239	$5,157	$13,555	$12,234
The components of supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$9,868	$7,050
Operating cash flows for finance leases	$52	$60
Financing cash flows for finance leases	$149	$175
Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$4,062	$13,814
Finance leases	$29	$219
Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	9.0	10.0
Finance leases (in years)	2.7	3.2
Weighted-average discount rates:
Operating leases	12.1%	12.1%
Finance leases	13.2%	12.9%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$57,854	$58,526

Short-term operating lease liabilities	$5,055	$4,350
Long-term operating lease liabilities	67,830	68,864
Total operating lease liabilities	$72,885	$73,214

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

(5)    Other Current Liabilities
The components of other current liabilities are as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued compensation	$28,327	$32,179
Accrued manufacturing sub-contractor and contract labor costs	19,486	9,500
Other	15,875	13,725
	$63,688	$55,404
(6)    Convertible Senior Notes
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
The net carrying value of the 2027 Notes is as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	5,445	7,114
Net carrying amount	$419,555	$417,886
During each of the three months ended September 30, 2024 and 2023, the Company recognized $3.2 million of interest expense on the 2027 Notes. Interest expense included $0.6 million and $0.5 million of amortized debt issuance costs during the three months ended September 30, 2024 and 2023, respectively.
During each of the nine months ended September 30, 2024 and 2023, the Company recognized $9.6 million of interest expense on the 2027 Notes. Interest expense included $1.7 million and $1.6 million of amortized debt issuance costs during the nine months ended September 30, 2024 and 2023, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(7)    Stockholders' Equity
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
During the nine months ended September 30, 2024, the Company sold 8.8 million shares of common stock under the 2023 ATM Program and generated $108.7 million in gross proceeds, before deducting $1.0 million in underwriting discounts, commissions and other expenses.
As of September 30, 2024, the Company sold a total of 12.8 million shares of common stock under the 2023 ATM Program, generating $396.2 million in gross proceeds, before deducting $3.9 million in underwriting discounts, commissions and other expenses.
(8)    Stock-Based Compensation
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
Liability-Classified Stock Awards
During the nine months ended September 30, 2024, the Company granted 0.3 million RSUs under the A&R Plan that are expected be settled in cash. Changes in the fair value of these liability-classified awards are reported on a quarterly basis through their final vesting. Expense is recognized over the requisite service period of the award, with recognition of a corresponding liability recorded in other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2024. Changes in fair value are recognized in stock-based compensation expense.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
A summary of the components of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Stock option and PSO expense:
Spaceline operations	$—	$282	$—	$282
Research and development	—	318	—	1,343
Selling, general and administrative	621	1,181	1,821	4,200
Total stock option and PSO expense	621	1,781	1,821	5,825

RSU and PSU expense:
Spaceline operations	1,046	1,545	3,441	1,545
Research and development	1,050	1,579	3,236	6,587
Selling, general and administrative	4,843	5,858	15,542	21,641
Total RSU and PSU expense	6,939	8,982	22,219	29,773
Total stock-based compensation expense	7,560	10,763	24,040	35,598
Less: stock-based compensation expense for liability-classified awards	115	—	458	—
Stock-based compensation expense for equity-classified awards	$7,445	$10,763	$23,582	$35,598
As of September 30, 2024, the Company had unrecognized stock-based compensation expense of $1.6 million for stock options, which is expected to be recognized over a weighted-average period of 1.0 year. There was no unrecognized stock-based compensation expense for PSOs. Unrecognized stock-based compensation expense as of September 30, 2024 for RSUs and PSUs totaled $28.8 million and $3.1 million, respectively, which are expected to be recognized over weighted-average periods of 2.3 years and 1.2 years, respectively.
(9)    Special Charges
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

In January 2024, the Company fully paid the $1.4 million liability balance associated with these costs that was accrued at December 31, 2023.
(10)    Income Taxes
Income tax expense was $105,000 and $53,000 for the three months ended September 30, 2024 and 2023, respectively. Income tax expense was $219,000 and $215,000 for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate was nil for each of the three and nine months ended September 30, 2024 and 2023. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(11)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(74,540)	$(104,604)	$(270,327)	$(398,353)
Weighted-average common shares outstanding	27,973	18,792	23,176	15,809
Basic and diluted net loss per share	$(2.66)	$(5.57)	$(11.66)	$(25.20)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for each of the three and nine months ended September 30, 2024 were 2.6 million. The total number of shares excluded for each of the three and nine months ended September 30, 2023 were 2.3 million.
(12)    Fair Value Measurements
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
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$190,430	$—	$—	$190,430
U.S. treasuries	89,025	—	—	89,025
Corporate bonds	—	450,150	—	450,150
Total assets at fair value	$279,455	$450,150	$—	$729,605

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$235,865	$—	$—	$235,865
U.S. treasuries	198,683	—	—	198,683
Corporate bonds	—	530,151	—	530,151
Total assets at fair value	$434,548	$530,151	$—	$964,699
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$135,635	$—	$135,635
Total liabilities at fair value	$—	$135,635	$—	$135,635

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$189,937	$—	$189,937
Total liabilities at fair value	$—	$189,937	$—	$189,937
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(13)    Commitments and Contingencies
Leases
Future minimum lease payments under noncancelable operating leases and future minimum finance lease payments as of September 30, 2024 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2024 (for the remaining period)	$3,353	$59
2025	13,488	235
2026	13,458	184
2027	13,481	69
2028	13,340	30
Thereafter	65,286	5
Total payments	122,406	582
Less: present value discount/imputed interest	49,521	87
Present value of lease liabilities	$72,885	$495
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 30, 2024, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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
On April 4, 2024, the Company filed suit against Boeing in the Central District of California. In its complaint, the Company sought: (1) declaratory judgment of no misappropriation of trade secrets under either DUTSA or DTSA by the Company, (2) declaratory judgment of no breach of contract by the Company, and (3) damages related to Boeing’s breach of contract for failure to adequately perform, including incomplete work on design phases of the project. On April 12, 2024, Boeing filed a motion for an anti-suit injunction in connection with the Company’s California suit. On June 6, 2024, the Company voluntarily dismissed the California action without prejudice, electing to pursue its affirmative claims against Boeing by way of the counterclaim filed in the Virginia action, and on that same day the

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Company and Boeing jointly informed the Virginia court that the Company’s voluntary dismissal of the California action without prejudice rendered moot Boeing’s motion for an anti-suit injunction.
A hearing on the motion for a preliminary injunction took place on May 24, 2024. On June 20, 2024, the Court denied the preliminary injunction sought by Boeing, and ordered that the Company could use the disputed documents internally, and with third parties under a non-disclosure agreement, for the purpose of developing a new mothership.

On October 2, 2024, Boeing and the Company executed a “Material Terms of Settlement Agreement,” endorsed by Magistrate Judge Lindsey R. Vaala of the United States District Court for the Eastern District of Virginia, by which they agreed to resolve all disputes between them relating to the lawsuits. The parties entered into a final Settlement Agreement effective October 31, 2024, and the litigation was dismissed in its entirety on November 4, 2024. The Company has reflected a benefit associated with this settlement in research and development expense in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2024.
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

Plaintiffs filed a second amended complaint on December 12, 2022. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint and, on August 8, 2023, the court granted in part and denied in part the defendants’ motion and did not give plaintiffs leave to file a further amended complaint. Plaintiffs moved for reconsideration of the court’s dismissal order and, on December 19, 2023, the court denied plaintiffs’ motion. On March 27, 2024, the defendants moved for judgment on the pleadings as to the remaining Section 10(b) insider trading claim alleged against Branson. On April 2, 2024, the court stayed briefing on defendants’ motion for judgment on the pleadings pending resolution of plaintiffs’ anticipated motion for leave to add a new representative plaintiff, which plaintiffs’ subsequently filed on May 1, 2024. The court granted plaintiffs’ motion on July 2, 2024. On July 8, 2024, defendants withdrew their motion for judgment on the pleadings.

On August 21, 2024, plaintiffs filed a third amended complaint in which Xinqiang Cui, Justin Carlough, Jennifer Ortiz, Richard O’Keefe-Jones, Vipul Gupta, Maria Josephine Rosales, and Hesham Ibrahim (previously named plaintiffs), were designated by plaintiffs as lead plaintiffs (in addition to Robert Scheele and Mark Kusnier), and an additional named plaintiff was added. The third amended complaint contains substantively the same allegations as in the second amended complaint. On September 11, 2024, defendants filed an answer to plaintiffs’ third amended complaint. The Company intends to continue to vigorously defend against this matter.
Spiteri, Grenier, Laidlaw, and St. Jean derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 21, 2022, March 1, 2022, September 21, 2022, and December 13, 2022, four alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of the Company's current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
cv-00933 (“Spiteri Action”), Grenier v. Branson et al., Case No. 1:22-cv-01100 (“Grenier Action”), Laidlaw v. Branson et al., Case No. 1:22-cv-05634 (“Laidlaw Action”), and St. Jean v. Branson et al., Case No. 1:22-cv-7551 (“St. Jean Action”), respectively. On May 4, 2022, the Spiteri and Grenier Actions were consolidated and recaptioned In re Virgin Galactic Holdings, Inc. Derivative Litigation, Case No. 1:22-cv-00933 (“Consolidated Derivative Action”). On September 30, 2023, the Laidlaw Action was consolidated into the Consolidated Derivative Action. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The cases are at a preliminary stage.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the nine months ended September 30, 2024 and 2023, the Company incurred royalty expenses of $1.0 million and $0.3 million, respectively.
(15)    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$250	$533
Interest	5,313	10,625

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$13,275	$2,512
Transfer of inventory to rotables in property, plant and equipment	—	2,681
Issuance of common stock through RSUs vested	2,220	8,740

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report on Form 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties.
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
In October 2024, we settled the lawsuit and all claims between us and The Boeing Company and Aurora Flight Sciences Corporation, a Boeing Company. See Note 13 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, as well as in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors” and in Part II, Item 1A. in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of September 30, 2024, we have reservations for spaceflights for approximately 700 future astronauts, which represent approximately $194 million in expected future spaceflight revenue upon completion of the spaceflights.
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
During the third quarter of 2024, we completed a number of significant milestones related to the design phase of our Delta Class spaceships, including the completion of a majority of the manufacturing designs. These achievements will enable us to deploy some of our engineers from the Delta program to the design of our new mothership. We anticipate these additional engineering and design resources, together with the infusion of additional growth capital, could enable us to deploy our new mothership for commercial service in 2028.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue	$402	$1,728	$6,607	$3,991

Operating expenses:
Spaceline operations	19,874	25,648	69,753	26,200
Research and development	23,937	44,848	124,441	241,292
Selling, general and administrative	33,978	42,218	95,793	144,020
Depreciation and amortization	4,341	3,286	11,296	9,723
Total operating expenses	82,130	116,000	301,283	421,235

Operating loss	(81,728)	(114,272)	(294,676)	(417,244)

Interest income	10,363	12,856	33,779	28,590
Interest expense	(3,233)	(3,221)	(9,690)	(9,648)
Other income, net	163	86	479	164
Loss before income taxes	(74,435)	(104,551)	(270,108)	(398,138)
Income tax expense	105	53	219	215
Net loss	$(74,540)	$(104,604)	$(270,327)	$(398,353)

For the Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023
Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Revenue	$402	$1,728	$(1,326)	(77)%	$6,607	$3,991	$2,616	66%

Revenue for the three months ended September 30, 2024 was primarily attributable to membership fees related to our Future Astronaut community. Revenue for the three months ended September 30, 2023 was primarily attributable to revenue generated from our commercial spaceflights and membership fees related to our Future Astronaut community.
Revenue for the nine months ended September 30, 2024 and 2023 were primarily attributable to revenue generated from our commercial spaceflights and membership fees related to our Future Astronaut community.

Spaceline Operations

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Spaceline operations	$19,874	$25,648	$(5,774)	(23)%	$69,753	$26,200	$43,553	166%
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

Spaceline operations expense decreased from $25.6 million for the three months ended September 30, 2023 to $19.9 million for the three months ended September 30, 2024. The decrease was primarily driven by a $5.4 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount and labor allocated to capitalizable projects.
Spaceline operations expense for the nine months ended September 30, 2024 and 2023, following achievement of technological feasibility in July 2023, were primarily attributable to costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles; and costs to maintain and support our Future Astronaut community.
Research and Development

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Research and development	$23,937	$44,848	$(20,911)	(47)%	$124,441	$241,292	$(116,851)	(48)%
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
Research and development expenses decreased from $44.8 million for the three months ended September 30, 2023 to $23.9 million for the three months ended September 30, 2024. The decrease was primarily driven by the settlement of certain disputed vendor invoices, resulting in a reversal of $18.6 million of accrued costs, a $6.2 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount and the completion of the modifications of VSS Unity and VMS Eve in July 2023, and a $2.1 million decrease in materials, consulting, and other costs primarily due to the completion of the VSS Unity and VMS Eve modifications. These decreases were partially offset by an $8.1 million increase in sub-contractor and contract labor costs associated with the development of our next-generation spaceflight vehicles.

Research and development expenses decreased from $241.3 million for the nine months ended September 30, 2023 to $124.4 million for the nine months ended September 30, 2024. The decrease was primarily driven by a $48.2 million decrease in materials, consulting, and other costs primarily due to the completion of the VSS Unity and VMS Eve modifications, a $47.8 million decrease in cash compensation and other employee benefit costs primarily due to the completion of the VSS Unity and VMS Eve modifications and a reduction in headcount, the settlement of certain disputed vendor invoices, resulting in a reversal of $18.6 million of accrued costs, an $8.3 million decrease in other operational costs primarily due to a technology license fee expensed in 2023, and a $4.7 million decrease in stock-based compensation. These decreases were partially offset by an $18.6 million increase in sub-contractor and contract labor costs associated with the development of our next-generation spaceflight vehicles.
Selling, General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Selling, general and administrative	$33,978	$42,218	$(8,240)	(20)%	$95,793	$144,020	$(48,227)	(33)%
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
Selling, general and administrative expenses decreased from $42.2 million for the three months ended September 30, 2023 to $34.0 million for the three months ended September 30, 2024. The decrease was primarily driven by a $3.7 million decrease in marketing and promotion expense and a $3.7 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount.
Selling, general and administrative expenses decreased from $144.0 million for the nine months ended September 30, 2023 to $95.8 million for the nine months ended September 30, 2024. The decrease was primarily driven by a $30.7 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount, a $8.7 million decrease in consulting and other professional fees, a $4.2 million decrease in marketing and promotion expense, and a $2.0 million decrease in facility costs.
Depreciation and Amortization

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Depreciation and amortization	$4,341	$3,286	$1,055	32%	$11,296	$9,723	$1,573	16%
Depreciation and amortization expense increased from $3.3 million for the three months ended September 30, 2023 to $4.3 million for the three months ended September 30, 2024. The increase was primarily due to the acquisition of property, plant and equipment.
Depreciation and amortization expense increased from $9.7 million for the nine months ended September 30, 2023 to $11.3 million for the nine months ended September 30, 2024. The increase was primarily due to the acquisition of property, plant and equipment.

Interest Income

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Interest income	$10,363	$12,856	$(2,493)	(19)%	$33,779	$28,590	$5,189	18%
Interest income decreased from $12.9 million for the three months ended September 30, 2023 to $10.4 million for the three months ended September 30, 2024. This decrease was primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest income increased from $28.6 million for the nine months ended September 30, 2023 to $33.8 million for the nine months ended September 30, 2024. This increase was primarily driven by higher investment returns on marketable securities and higher interest rates on deposits in interest-bearing accounts, partially offset by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2024	2023			2024	2023
	(In thousands, except %)
Interest expense	$3,233	$3,221	$12	—%	$9,690	$9,648	$42	—%
Interest expense was $3.2 million for each of the three months ended September 30, 2024 and 2023. Interest expense increased from $9.6 million for the nine months ended September 30, 2023 to $9.7 million for the nine months ended September 30, 2024. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense
Income tax expense was immaterial for the three and nine months ended September 30, 2024 and 2023. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and restricted cash of $204.7 million and marketable securities of $539.2 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(271,668)	$(352,884)
Investing activities	116,444	(196,545)
Financing activities	106,348	475,863
Net decrease in cash, cash equivalents and restricted cash	$(48,876)	$(73,566)

Operating Activities
Net cash used in operating activities was $271.7 million for the nine months ended September 30, 2024, and consisted primarily of $270.3 million of net losses, adjusted for non-cash items, which included stock-based compensation expense of $24.0 million and depreciation and amortization expense of $11.3 million, partially offset by $11.7 million of other non-cash items and $25.0 million of cash used from changes in operating assets and liabilities.
Net cash used in operating activities was $352.9 million for the nine months ended September 30, 2023, and consisted primarily of $398.4 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $35.6 million and depreciation and amortization expense of $9.7 million.
Investing Activities
Net cash provided by investing activities was $116.4 million for the nine months ended September 30, 2024, and consisted primarily of $729.4 million in proceeds from maturities and calls of marketable securities, partially offset by $527.4 million in purchases of marketable securities and $86.1 million in capital expenditures.
Net cash used in investing activities was $196.5 million for the nine months ended September 30, 2023, and consisted of $873.0 million in purchases of marketable securities and $25.9 million in capital expenditures, partially offset by $702.3 million in proceeds from maturities and calls of marketable securities.
Financing Activities
Net cash provided by financing activities was $106.3 million for the nine months ended September 30, 2024, and consisted primarily of net cash proceeds from the sale and issuance of common stock of $107.7 million, partially offset by tax withholdings paid for net settled stock-based awards of $1.2 million.
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
During the nine months ended September 30, 2024, we sold 8.8 million shares of common stock under the 2023 ATM Program and generated $108.7 million in gross proceeds, before deducting $1.0 million in underwriting discounts, commissions and other expenses.
As of September 30, 2024, we sold a total of 12.8 million shares of common stock under the 2023 ATM Program, generating $396.2 million in gross proceeds, before deducting $3.9 million in underwriting discounts, commissions and other expenses.
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
During the fiscal quarter ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the fiscal quarter ended September 30, 2024, there were no significant changes to our market risks compared to those previously disclosed in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2023 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	001-38202	3.1	6/14/2024
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38202	3.1	3/14/2024
10.1	Amendment Number 3 to Master Agreement, dated as of September 3, 2024, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC(1)					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

Virgin Galactic Holdings, Inc.

Date: November 6, 2024		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)