Form 10-K
period 2024-12-31
Virgin Galactic Holdings, Inc
filed 2025-02-26
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the closing sales price of $8.43 reported on The New York Stock Exchange, was approximately $188.7 million.

As of February 14, 2025, there were 35,528,350 shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2025 (the “2025 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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
•We paused flights in mid-2024 with our initial spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve, which together comprised our initial commercial spaceflight system, as we develop our next-generation spaceflight system, which includes our Delta Class spaceships and additional motherships. Any delays in the development of our Delta Class spaceships, including successful completion of the flight test program, would adversely impact our business, financial condition and results of operations.
•Any inability to operate our next-generation spaceflight system at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
•Our ability to grow our business depends on the successful development of our next-generation spaceflight system and related technology, which is subject to many uncertainties, some of which are beyond our control.
•Unsatisfactory safety performance of our next-generation spaceflight system or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operations.
•Any delays in the development and manufacture of additional next-generation spaceflight systems and related technology may adversely impact our business, financial condition and results of operations.
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
•Changes to United States tariff and import/export regulations may have a negative effect on us.

Part I
Item 1. Business.
Overview
Virgin Galactic is an aerospace and space travel company, pioneering human-first spaceflight for private individuals, researchers, and government agencies with its advanced and highly re-useable spaceships and high-altitude carrier aircraft. Built on the foundation of 20 years of experience, we are making human spaceflight repeatable and, therefore, more accessible for individuals. We are at the vanguard of a new industry dedicated to advancing human progress, innovation, understanding and collaboration through the transformative power of space travel. This industry is growing dramatically due to new products, new sources of private and government funding, and new technologies. Demand is emerging from new sectors and demographics, which we believe is broadening the total addressable market. We have embarked on this journey with a mission to put humans and research experiments into space and return them safely to Earth at an unprecedented frequency, with an industry-leading cost structure, and with the goal of driving scale and profitability with our next-generation vehicles.
We offer access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space travel experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties.
We offer our customers a unique, human-first, spaceflight journey designed around each individual to maximize the transformative power of space travel, which includes a multi-day experience culminating in a spaceflight with several minutes of weightlessness and views of Earth from space. Our elegant and distinctive spaceflight system – which takes off and lands on a runway – has been designed for a superior astronaut experience, optimal safety and comfort. As part of our commercial operations, we have exclusive access to the Gateway to Space facility at Spaceport America located in New Mexico. Spaceport America is the world’s first purpose-built commercial spaceflight launch site and training facility and is the base of our commercial spaceline operations. We believe the site provides us with a competitive advantage as it has a desert climate with relatively predictable weather conditions preferable to support our spaceflights, and it also has airspace that is restricted for surrounding general commercial air traffic.
In December 2018, we made history by flying our spaceship, VSS Unity, to space from Mojave, California. This represented the first flight of our spaceflight system, which was built for commercial service to take humans into space routinely and safely, and designed with superior astronaut experience in mind. After relocating our operations to Spaceport America, we conducted the first flight to space from the state of New Mexico in May 2021. This flight also completed the data submission to the Federal Aviation Administration ("FAA"), resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of spaceflight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.
In July 2021 we completed the Unity-22 mission, the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.
In June 2023, 'Galactic 01,' marked the start of commercial service. This flight was a dedicated research mission sponsored by the Italian government, which tested 13 experiments and demonstrated our ability to use suborbital spaceflights to train astronauts for future orbital missions. 'Galactic 05' and 'Galactic 07' were also commercial research missions. These flights, along with the research experiments that were conducted on our previous test flights to space, demonstrated the capability of our spaceflight system to provide a ground-breaking platform to researchers.
In January 2024, 'Galactic 06' marked the completion of our sixth commercial spaceflight in six months – a launch rate to space of a single vehicle that is both unprecedented and record-breaking. In June 2024, we completed our seventh commercial spaceflight, 'Galactic 07.' This marked the final commercial flight for our initial spaceship, VSS Unity.
We are currently developing our next-generation spaceflight vehicles, which include our Delta Class spaceships and our next-generation motherships, both of which we expect will allow us to increase our annual flight rate. We expect to commence flying with test flights of our new Delta Class spaceships in advance of restarting commercial service, which is expected to begin in 2026.

We believe the market for commercial human spaceflight is significant and untapped. As of December 31, 2024, we have reservations for approximately 700 future astronauts, which represent approximately $190 million in expected future spaceflight revenue upon completion of the spaceflights. Each ticket purchased delivers a unique, human-first spaceflight journey designed around each individual to maximize the transformative power of space travel. This includes a multi-day experience consisting of a comprehensive spaceflight training preparation program that culminates in a spaceflight that includes several minutes of weightlessness and views of Earth from space. Each ticket purchased also provides access to our astronaut community, which offers opportunities to attend global events and experiences.
We have developed an extensive portfolio of proprietary technologies embodied in the highly specialized assets that we have developed or leased to enable commercial spaceflight and address these industry trends. These assets include:
•Our carrier aircraft, the mothership. The mothership is a twin-fuselage, custom-built aircraft designed to carry our spaceships up to an altitude of approximately 45,000 feet, where the spaceship is released for its flight into space. Using the mothership’s air launch capacity, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to the Earth’s surface. Our carrier aircraft is designed to launch hundreds of spaceship flights over its lifetime. This reusable launch platform design provides a flight experience and economics similar to commercial airplanes and offers an economic advantage over other potential launch alternatives. Additionally, our carrier aircraft is designed to have a rapid turnaround time to enable it to provide frequent spaceflight launch services for multiple spaceships. During the third quarter of 2024, we began deploying some of our engineers from our spaceship program to work on the design of our next-generation mothership.
•Our spaceships. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human-tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from passenger boarding to the disembarkation, of approximately 90 minutes. The spaceship cabin has been designed to deliver a superior astronaut experience, maximizing astronaut safety and comfort. Twelve windows line the sides and ceiling of the spaceship, offering customers the ability to observe the stunning views of Earth from space as well as the vast blackness of space. Pilot-designed and pilot-flown missions aid safety and customer confidence, enhancing the unique Virgin Galactic spaceflight experience. With the exception of the rocket motor, which must be replaced after each flight, the spaceship is designed as a wholly reusable vehicle.
Our next-generation of spaceships – “Delta” – are in development and anticipated to enter commercial service in 2026. These ships are “production model” vehicles which build on the system and technology we have proven with our initial vehicles, but designed and manufactured to allow for greater predictability, faster turnaround time and easier maintenance. Importantly, they feature six passenger seats (50% more than VSS Unity) and are expected to fly twice per week in steady-state operations, which we expect will make them the highest-capacity and lowest-cost human-rated space vehicles ever created. In 2023, we completed preliminary design review and tooling began for our contractors to prepare for parts and materials fabrication. Following the 'Galactic 07' flight in June 2024, we paused Unity spaceflights in order to focus our resources on the acceleration of the Delta program. The Delta spaceships will be assembled in Arizona at our new facility, which was completed in July 2024. We are expected to commence flying with test flights of our Delta Class spaceships in advance of commercial service, which is expected to begin in 2026.
•Our hybrid rocket motor. Our spaceships are powered by a hybrid rocket propulsion system that propels them on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain cartridge and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight and replaced in between flights. Our rocket motor has been designed to provide performance capabilities necessary for suborbital spaceflight with a focus on safety, reliability and economy. Its design incorporates comprehensive critical safety features, including the ability to be safely shut down at any time, and its limited number of moving parts increases reliability and robustness for human spaceflight. Furthermore, the fuel is made from a benign substance that needs no special or hazardous storage.
•Gateway to Space at Spaceport America. Our operational headquarters is where we operate our spaceflights and astronaut training. Spaceport America is located in New Mexico on more than 25 square miles of desert landscape, with access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate flight scheduling by preventing general commercial air traffic from entering the area. Additionally, the desert climate and its relatively predictable weather provide favorable launch conditions year-round. Our license from the FAA includes Spaceport America as a location from which we can launch and land our spaceflight system on a routine basis.

Our goal is to offer our customers an unmatched and safe journey to space without the need for any previous experience or significant prior training and preparation. We have worked diligently for over a decade to plan every aspect of the journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experiences, and reliable transportation system operations and safety. Upon completion of their spaceflight, astronauts will disembark and join family and friends to celebrate their achievements and receive their Virgin Galactic astronaut wings.
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
Our first four spaceflights during the flight test program carried payloads into space for research purposes through NASA's Flight Opportunities Program. 'Galactic 01' – our first commercial spaceflight – was a government-funded flight that supported over a dozen research experiments and carried three mission specialists from the Italian Air Force and the National Research Council of Italy, who conducted human-tended research experiments. VSS Unity’s cabin served as a suborbital science lab to provide the environment for rack-mounted payloads and for the crew to interact with wearable payloads. The research focused on the fields of thermo-fluid dynamics, materials science and biomedicine. On 'Galactic 05,' two private researchers, one sponsored by the Southwest Research Institute (SwRI), and another sponsored by the International Institute for Astronautical Sciences (IIAS), conducted a total of five human-tended research experiments. On 'Galactic 07,' Purdue University and UC Berkeley, supported by NASA's Flight Opportunities Program, had autonomous payloads onboard designed to study propellant slosh in fuel tanks of maneuvering spacecraft and test a new type of 3D printing. 'Galactic 07,' also had an Axiom Space affiliated researcher astronaut who conducted human-tended research experiments.
We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services, such as research, design, development, manufacturing and integration of advanced technology systems.
Commercial Space Industry
The commercial exploration of space represents one of the most exciting and important technological initiatives of our time. For the last six decades, crewed spaceflight missions commanded by the national space agencies of the United States, Russia and China have captured and sustained the attention of the world, inspiring countless entrepreneurs, scientists, inventors, ordinary citizens and new industries. Despite the importance of these missions and their cultural, scientific, economic and geopolitical influence, as of December 31, 2024, only approximately 700 humans have ever traveled above the Earth’s atmosphere into space. Overwhelmingly, these men and women have been government employees handpicked by government space agencies such as NASA, and trained over many years at significant expense. While these highly capable government astronauts have inspired millions, individuals in the private sector have had extremely limited opportunity to fly into space, regardless of their wealth or ambitions.
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
Commercial Spaceflight
The market for commercial spaceflight for private individuals is new and virtually untapped. To date, private commercial space travel has been limited to a select group of individuals who were able to reach space only at great personal expense and risk. In 2001, Dennis Tito was the first private individual to purchase a ticket for space travel, paying an estimated $20 million for a ride to the International Space Station (the “ISS") on a Russian Soyuz rocket. Since then, only a limited number of individuals have purchased tickets and flown successful orbital and suborbital missions. Current prices for NASA spaceflights to the ISS are estimated to be in excess of $50 million per seat. Orbital missions offered by other private companies are estimated to be in excess of $30 million.
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
Our Strategy
Using our proprietary and reusable flight system and supported by a distinctive, Virgin-branded customer experience, we seek to build a scaled and profitable business providing safe, reliable and regular transportation to space. To accomplish this, we intend to:
•Expand our spaceflight operations with more vehicles and significantly higher flight frequency per vehicle. In 2023, we commenced commercial operations with our spaceship, VSS Unity, and our mothership carrier aircraft, VMS Eve, which together comprise our initial spaceflight system. We are currently designing and manufacturing our next-generation vehicles, including our Delta Class spaceships which will feature six passenger seats and are expected to fly twice per week in steady-state operations. These ships are designed to support Virgin Galactic’s scale and profitability objectives, while helping to increase our reach and fuel further demand as even more people experience the wonder and awe of space travel. With these next-generation vehicles, we intend to increase our spaceflight operations at Spaceport America to hundreds of flights per year. Beyond that, we plan to identify opportunities to expand to additional spaceports. We expect our Delta Class spaceship test flights to begin in advance of commercial service, which is expected to begin in 2026.
•Lower operating costs. We are focused on developing and implementing operational and manufacturing efficiencies in an effort to decrease the cost per spaceship, mothership and propulsion system, as well as our overall operating costs. We expect that our next-generation vehicles and scaled operating model will enable a dramatic reduction in operating cost per flight. Additionally, we expect that our staff will become more efficient in various aspects of operations and maintenance to reduce associated operating costs over time.

•Leverage our proprietary technology and deep manufacturing experience to augment our product and service offerings and expand into adjacent and international markets. We have developed an extensive set of integrated aerospace development capabilities and technologies. While our primary focus for the foreseeable future will be on developing the Delta Class spaceship fleet, we intend to explore the application of our proprietary technologies and our capabilities in areas such as design, engineering, composites manufacturing, high-speed propulsion and production for other commercial and government uses. By leveraging our technology and operations, we believe we will also have an opportunity in the future to pursue growth opportunities abroad, including by potentially opening additional spaceports or entering into other arrangements with different international government agencies. For example, in December 2024, we entered into an Agreement of Cooperation with Ente Nazionale per l'Aviazione Civile, the civil aviation authority of Italy, to jointly study the feasibility of conducting spaceflight operations from Grottaglie Spaceport in the Puglia region of Southern Italy. We also expect to continue and expand our government and research payload business, in addition to developing additional commercial partnerships.
Our Competitive Strengths
We are a pioneer in commercial human spaceflight with a mission to transform access to space for the benefit of humankind; to reveal the wonder of space to more people than ever before. We believe that our collective expertise, coupled with the following strengths, will allow us to build our business and expand our market opportunity and addressable markets:
•Differentiated technology and capabilities. Since the Company was formed in 2004, we have developed our initial spaceflight system consisting of reusable vehicles and capabilities that allow us to conduct efficient and frequent operations for spaceflight and which were the basis for the FAA granting us our commercial space launch license in 2016. Our spaceflight system and our hybrid rocket motor together enable the following key differentiators:
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
◦Versatile cabin provides the adaptability to operate research-focused flights with payload racks and researchers onboard as well as private astronaut flights with a full cabin of commercial passengers; and
◦Highly re-useable spaceflight system, with the exception of the rocket motor, which must be replaced after each flight.
•Significant backlog and pent-up customer demand. We believe a significant market opportunity exists for a company that can provide high net worth individuals with the opportunity to enjoy a spaceflight experience in comfort and safety. We have received significant interest from future astronauts and research organizations. As of December 31, 2024, we have flown 23 paying astronauts, and have reservations from approximately 700 future astronauts, which represent approximately $190 million in expected future spaceflight revenue upon completion of the spaceflights. Additionally, as of December 31, 2024, we have flown dozens of payloads for space research missions and intend to pursue similar arrangements for additional research missions.

•Iconic brand associated with unique customer experiences. The Virgin brand carries an exceptional reputation worldwide for innovation, customer experience, adventure and luxury. We have been planning our customer journey for many years and have refined our plans with the help of our astronauts, many of whom are highly regarded enthusiasts who are committed to optimizing their experience and our success. The end-to-end customer journey starts at the point of sale and extends far beyond the spaceflight experience – with access to our astronaut community and opportunities to attend experiences, events, trips and activities around the world, all curated and delivered by our uniquely experienced team. The multi-day spaceflight experience in New Mexico includes several days of personalized training at the world’s first purpose-built commercial spaceport. It culminates in an epic flight to space, with a customer media package of videos and photographic records of the journey to keep for a lifetime. Our astronauts are also granted access to a unique and long-established global community of Virgin Galactic astronauts and alumni astronauts.
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
•Highly specialized and extensive integrated design and manufacturing capabilities. We possess highly specialized and extensive integrated capabilities that enable us to manage and control almost all elements of design and manufacturing of our current generation of spaceships and carrier aircraft. These capabilities include a unique approach to rapid prototyping that enables us to design, build and test innovative ideas quickly; a deep composite manufacturing experience with broad applications in the aerospace industry; and a dedicated team and facilities that support the full development of our high-performance vehicles. We have partnered with third parties to manufacture key subassemblies for our next-generation Delta Class spaceships, which will be assembled in Arizona at our new facility. Our campus in Mojave, California, houses hangar and office space and is the site where we perform ground and test operations and production of our rocket motors. Our engineering, design and corporate headquarters in Tustin, California, serves as our primary hub for research, design and engineering of our new Delta Class spaceships and next-generation motherships.
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
•First purpose-built commercial spaceport. We operate our flights at Gateway to Space at Spaceport America, which was designed to be both functional and beautiful and sets the stage for our astronaut experiences. Spaceport America is located in New Mexico on more than 25 square miles of desert landscape, with access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate flight scheduling and the desert climate and its relatively predictable weather provide favorable launch conditions year-round. Although leased, the facilities were built with our operational requirements and our astronauts in mind, with comprehensive consideration of its practical function, while also providing the basis for the Virgin Galactic experience.
•Experienced management team and an industry-leading flight team. Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International. We also have a senior management team with extensive experience in the aerospace industry, including NASA’s former space shuttle launch integration manager. Our team of pilots is similarly experienced, with decades of flight and flight test experience, and includes former test pilots for the Royal Air Force, the Royal Canadian Air Force, the U.S. Air Force, and the Italian Air Force, as well as a former NASA astronaut and test pilot for the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the astronaut community.

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
The mothership has completed an extensive, multi-year test program that included a combination of ground and flight tests. As of December 31, 2024, it had completed approximately 350 flights, with more than 50 of those being dual tests with our spaceships. Following the completion of upgrades incorporated into the mothership, our initial spaceflight system commenced commercial services in June 2023.

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

Our spaceship’s cabin has been designed to maximize customer safety and comfort. Twelve windows in the cabin line the sides and ceiling of the spaceship, offering astronauts the ability to view the black of space as well as stunning views of the Earth below.
With the exception of the rocket motor, which must be replaced after each flight, our spaceships are designed to be reusable. Like the mothership, our spaceship is constructed with all-composite material construction, providing beneficial weight and durability characteristics.
SpaceShipTwo, VSS Unity, has completed an extensive flight test program that began in March 2010 with the original SpaceShipTwo, VSS Enterprise, which was built by a third-party contractor. The final flight test was conducted in May 2023 with the Unity-25 spaceflight, culminating in more than 50 test flights of the SpaceShipTwo configuration throughout the program. VSS Unity commenced commercial service in June 2023 and successfully completed seven commercial spaceflights. We paused Unity spaceflights in mid-2024 and expect to commence flying with test flights of our Delta Class spaceships in advance of commercial service, which is expected to begin in 2026.
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
The Virgin Galactic astronaut reservation process, honed and proven over many years, is personalized and consultative, but underpinned by a digital customer relationship management journey. It is designed to deliver a high-touch but efficient and scalable user experience. Once the reservation transaction is completed, the customer receives immediate access to our astronaut community and opportunities to attend events and experiences, visits to Virgin Galactic’s facilities in New Mexico and California, as well as space readiness activities such as zero-gravity aircraft flights and high-g centrifuge training. Each customer is welcomed and on-boarded into the astronaut community via a call with our ‘Astronaut Office.’ Future astronauts are kept apprised of community activity and company news through an app-accessed customer portal, which has undergone an extensive upgrade and is now the principal tool by which we provide and receive necessary information from our future astronauts in preparation for their spaceflights.
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
The rocket motor will fire for approximately 60 seconds, burning all of its propellant, and the spaceship will coast up to apogee. Our astronauts will be able to exit their seats and experience weightlessness, floating about the cabin and positioning themselves at one of the twelve windows around the cabin sides and top. The vehicle’s two pilots will maneuver the spaceship to give the astronauts spectacular views of the Earth and an opportunity to look out into the blackness of space. While the astronauts are enjoying their time in space, our spaceship’s pilots will have reconfigured the spaceship into its feathered re-entry configuration.
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

Sales and Marketing
In August 2021, following Sir Richard Branson's successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In 2023, we increased the pricing of our consumer offerings to a base price of $600,000. As of December 31, 2024, we have reservations from approximately 700 future astronauts, which represent approximately $190 million in expected future spaceflight revenue upon completion of the spaceflights. We plan to ramp up the marketing and selling of new spaceflight reservations in line with the development of our Delta Class spaceship fleet.
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
Research and Education Applications
In addition to the potential market for human space travel, we believe our existing technology has potential application in additional markets, including scientific research and professional astronaut training. Historically, the ability to perform microgravity research has been limited by the same challenges facing human spaceflight, including the significant cost associated with traveling to space and the limited physical capacity available for passengers or other payloads. Additionally, the long launch lead times and the low launch rate for these journeys make it difficult to run an experiment quickly or to fly repeated experiments, and there has traditionally been a significant delay in a researcher’s ability to obtain the data from the experiment once the journey was complete. As a result, researchers have used parabolic aircrafts and drop towers to create moments of microgravity and conduct significant research activities. While these solutions help address cost concerns, they offer only seconds of continuous microgravity per flight. They do not offer access to the upper atmosphere or space, rapid re-flight or, in the case of drop towers and sounding rockets, the opportunity for the principal investigator to fly with the scientific payload. We believe our spaceflight systems addresses many of these issues by providing:
•Researchers the ability to accompany and tend to their experiments in space;
•The ability to fly payloads repeatedly, which can enable lower cost and iterative campaigns;
•Prompt access to experiments following landing;
•Access to a large payload capacity; and
•In the case of sounding rockets, gentler G-loading.
We believe the demand for access to suborbital research is likely to come from educational and commercial research institutions across a broad range of technical disciplines. Multiple government agencies and research institutions have expressed interest in contracting with us to launch research payloads to space and to conduct suborbital experiments. We have flown dozens of experiments for research-related missions and we expect research missions to form an important part of our launch manifest in the future. Three of our commercial spaceflights were dedicated research missions: 'Galactic 01' was a government-funded flight that supported over a dozen research experiments and carried three mission specialists conducting human-tended research, 'Galactic 05' carried two privately-funded researchers who conducted human-tended research experiments, and 'Galactic 07' carried government-funded autonomous research payloads and one U.S. based commercial space company funded researcher who conducted human-tended research experiments. This demonstrates the broad implications and desirability of our offering.
Design, Development and Manufacturing
Our development and manufacturing team consists of talented and dedicated engineers, technicians and professionals with decades of combined design, engineering, manufacturing and flight test experience from a wide variety of the world’s leading research, commercial and military aerospace organizations.
We have developed extensive aerospace development capabilities for developing, manufacturing and testing aircraft, spacecraft and related propulsion systems. These capabilities encompass preliminary systems and vehicle design and analysis, detail design, manufacturing, ground testing, flight testing and post-delivery support and maintenance. We believe our unique approach that blends the speed of prototyping with the design stability required for production enables innovative ideas to be quickly designed, built, tested with process rigor, and transitioned into service. In addition, we have expertise in configuration management and developing documentation needed to transition our technologies and systems to commercial applications. We believe our breadth of capabilities, experienced and cohesive team, and culture would be difficult to re-create and can be easily leveraged on the future design, build and test of transformational aerospace vehicles.
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
We plan to assemble our next-generation spaceships in Arizona at our new manufacturing and operating facility, which consists of approximately 150,000 square feet. Our rocket motor plant and hot-fire test facility are located in Mojave, California, where we also perform ground and test operations. This location provides us with year-round access to airspace for various flight test programs. Our Design and Engineering center is located in Tustin, California and encompasses approximately 100,000 square feet of office space and also functions as our corporate headquarters.
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
Competition
The commercial spaceflight industry is still developing and evolving, but we expect it to be competitive. Currently, our primary competitor in establishing a commercial suborbital human spaceflight offering is Blue Origin, a privately-funded company that has developed a vertically-launched, suborbital capsule.
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
Virgin Trademark License Agreement
We possess certain exclusive and non-exclusive rights to use the name and brand “Virgin Galactic” and the Virgin signature logo pursuant to an amended and restated trademark license agreement (the “Amended TMLA”). Our rights under the Amended TMLA are subject to certain reserved rights and pre-existing licenses granted by Virgin Enterprises Limited (“VEL”) to third parties. In addition, for the term of the Amended TMLA, to the extent Virgin Investments Limited (“VIL”) does not otherwise have a right to place a director on our board of directors, we agreed to provide VEL with the right to appoint one director to our board of directors, provided the designee is qualified to serve on the board under all applicable corporate governance policies and applicable regulatory and listing requirements.

Unless terminated earlier, the Amended TMLA will have an initial term of 25 years expiring October 2044, subject to up to two additional 10-year renewals by mutual agreement of the parties. The Amended TMLA may be terminated by VEL upon the occurrence of several specified events, including if:
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
•we challenge the validity or entitlement of VEL to own the “Virgin” brand; or
•the commercial launch of our services does not occur by a fixed date or thereafter if we are unable to undertake any commercial flights for paying passengers for a specified period (other than in connection with addressing a significant safety issue).
Upon any termination or expiration of the Amended TMLA, unless otherwise agreed with VEL, we will have 90 days to exhaust, return or destroy any products or other materials bearing the licensed trademarks, and to change our corporate name to a name that does not include any of the licensed trademarks, including the Virgin name.
Pursuant to the terms of the Amended TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of: (a) a low single-digit percentage of our gross sales; and, (b) (i) prior to the first spaceflight for paying future astronauts, a mid-five figure amount in dollars; and, (ii) from our first spaceflight for paying future astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. In relation to certain sponsorship opportunities, a higher, mid-double-digit percentage royalty on related gross sales applies.
The Amended TMLA also contains, among other things, customary mutual indemnification provisions, representations and warranties, information rights of VEL and restrictions on our and our affiliates’ ability to apply for or obtain registration for any confusingly similar intellectual property to that licensed to us pursuant to the Amended TMLA. Furthermore, VEL is generally responsible for the protection, maintenance, enforcement and protection of the licensed intellectual property, including the Virgin brand, subject to our step-in rights in certain circumstances.
All Virgin and Virgin-related trademarks are owned by VEL and our use of such trademarks is subject to the terms of the Amended TMLA, including our adherence to VEL’s quality control guidelines and granting VEL customary audit rights over our use of the licensed intellectual property.
Spacecraft Technology License Agreement
We are party to a Spacecraft Technology License Agreement, as amended (STLA"), with Mojave Aerospace Ventures, LLC (“MAV”) pursuant to which we possess a non-exclusive, worldwide license under certain patents and patent applications, including improvements that have been reduced to practice within a specified period. Unless terminated earlier, the term of the STLA will expire when the last patent right granted under the STLA expires. The STLA and the associated licenses granted thereunder may be terminated if we commit a material breach of our obligations under the STLA that is uncured for more than 30 days or if we become insolvent.
Under the terms of the STLA, we were obligated to pay MAV royalties through a fixed date (the “Royalty Period”) of (a) a low-single-digit percentage of our commercial spaceflight operating revenue, subject to an annual cap that is adjusted annually for changes in the consumer price index, (b) a low-single-digit percentage of our gross operating revenue on the operation of spacecraft, and (c) a mid-single-digit percentage of our gross sales of spacecraft sold to third parties. Under the STLA, the Royalty Period expired on July 26, 2024.

Regulatory
Federal Aviation Administration
Regulations, policies, and guidance issued by the FAA apply to the use and operation of our spaceflight system. When we operate our spaceflight system as “launch vehicles,” meaning a vehicle built to operate in, or place a payload or human beings in, outer space, the FAA’s Commercial Space Transportation requirements apply. Operators of launch vehicles are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s financial responsibility requirements for third-party liability. Congress has enacted a "learning period" limiting the FAA until January 1, 2028 from regulating human occupants on launch vehicles such as our spaceships. During this period, the FAA retains limited authority to regulate the design or operation of a vehicle to protect the health and safety of crew, government astronauts and spaceflight participants under certain conditions. It is uncertain whether the learning period will be extended further, but we may face increased and more expensive regulation from the FAA relating to our spaceflight activities when it expires. The FAA has also separately issued a revision to its regulations governing requirements for obtaining and maintaining a license for commercial spaceflight. Our operations are covered under the pre-existing regulatory framework until 2026, and we are in the process of transitioning to the FAA’s revised regulations under 14 CFR part 450 for the launch of our Delta Class vehicles. In 2025, we plan to file an application with the FAA to obtain a vehicle operator license under 14 CFR part 450, which will include, among other things, how we meet FAA safety requirements.
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
Under U.S. federal law and the CSLAA, operators of spaceflights are required to obtain informed consent from both participants and members of the crew for any commercial human spaceflight. In addition, the CSLAA requires that an operator must obtain any spaceflight participant’s informed consent before receiving compensation or making an agreement to fly. While compensation is not defined in regulation or statute, the FAA does not consider refundable deposits for future spaceflight to be compensation. Moreover, the CSLA established a three-tiered indemnification system for a portion of claims by third parties for death, bodily injury, damage or loss and by the U.S. government for damage or loss to U.S. government property that result from licensed commercial spaceflight activity. Under the first tier, all operators with an FAA license for launch activities are required to demonstrate financial responsibility with either an insurance policy or other demonstration of financial responsibility in amounts up to the maximum probable loss (“MPL”) level likely to occur in the event of an accident. The MPL is determined by the FAA for each licensed launch activity. The second tier occurs in the instance of third party claims liability for funds in excess of the MPL amount for which the CSLA provides that the FAA will draft a compensation plan and, subject to successful congressional appropriations, the federal government will pay up to a maximum prescribed amount ($1.5 billion adjusted for inflation since January 1, 1989) to indemnify covered claims above the MPL amount. Under the third tier, any excess liability beyond the first and second tiers would revert to the operator.
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

At this time, we are not aware that any claim regarding liability to third parties or informed consent provisions have been brought in New Mexico or in federal courts. We are unable to determine whether the indemnity provided by the CSLA, CSLAA, or the SFICA or other applicable laws or regulations would be upheld by the U.S. or foreign courts. The various federal and state regulations regarding informed consent for suborbital commercial spaceflight are evolving and we continue to monitor these developments. However, we cannot predict the timing, scope or terms of any other state, federal or foreign regulations relating to informed consent and waivers of claims relating to commercial human spaceflight.
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

Many different types of internal controls and safeguards are required to maintain compliance with such export control rules. In particular, we are required to maintain a registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software and technology; and obtain licenses or other forms of U.S. government authorizations to engage in certain activities, including the performance of services for foreign persons, related to and that support our spaceflight business. The authorization requirements include the need to obtain permission to release controlled technology to foreign persons, including foreign person employees under the EAR's License Exception Strategic Trade Authorization for certain exports, re-exports and transfers in-country. The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations.

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
Human Capital
As of December 31, 2024, we had 744 employees across the globe. We believe our future prospects will depend, in part, on our ability to continue to attract, motivate, develop and retain a sufficient number of highly skilled personnel. Virgin Galactic strives to offer competitive compensation, benefits and services that meet the needs of its employees, including short-term and long-term incentive programs, defined contribution plans, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits to attract, retain and promote high-performing employees and reduce turnover and associated costs. In addition, Virgin Galactic's incentive programs are designed to reward the achievement of short- and long-term business results and aligned with the interests of our stockholders.
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
We have incurred significant losses since inception. We incurred net losses of $346.7 million and $502.3 million for the years ended December 31, 2024 and 2023, respectively. We have generated limited revenue from our commercial spaceflight operations, which commenced in June 2023, and were subsequently paused in mid-2024, flying payloads into space, scientific research services, and access fees related to our astronaut community and related events. It is difficult for us to predict our future operating results as we develop our Delta Class spaceships. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to increase over the next several years as we scale our spaceflight operations, continue to attempt to streamline our manufacturing process, develop our next-generation spaceflight vehicles, which include our Delta Class spaceships and our next-generation motherships, ultimately increase our flight cadence, hire more employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring future astronauts or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.
The success of our business will be highly dependent on our ability to effectively market and sell spaceflights.
We have generated only limited revenue from spaceflight, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell spaceflight experiences. We have limited experience in marketing and selling spaceflights, which we refer to as our astronaut experience. If we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, to adequately target and engage our potential astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience through direct sales and have sold a limited number of seats each year. Our success depends, in part, on our ability to attract new astronauts in a cost-effective manner. While we had a backlog of approximately 700 future astronauts as of December 31, 2024, we are making, and we expect that we will need to continue to make, significant investments in order to attract new astronauts. Our sales growth depends on our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of new astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new astronauts at the same rate as past campaigns or brand content. If we are unable to attract new astronauts, our business, financial condition and results of operations will be harmed.
The market for commercial spaceflight is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
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
Delays in the development of our Delta Class spaceships would adversely impact our business, financial condition and results of operations.
We are currently developing our next-generation spaceflight system, which include our Delta Class spaceships and our next-generation motherships, which we expect will allow us to increase our annual flight rate. Although we commenced commercial operations with our Unity spaceflight system in June 2023, we paused Unity spaceflights in mid-2024 and expect to commence flying with test flights of our Delta Class spaceships in advance of commercial service, which is expected to begin in 2026.
If we do not complete the development of our next-generation spaceflight system in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development of our spaceflight systems and related technology involves many uncertainties, some of which are beyond our control, including:
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
•performance of our third-party contractors to design and manufacture our next-generation carrier aircraft as well as manufacture key subassemblies for our next-generation spaceships;
•our ability to maintain rights from third parties for intellectual properties critical to our research and development activities;
•our ability to continue funding and maintain our current research and development activities; and
•the impact of an outbreak of a highly infectious or contagious disease or other health concern, on us, our customers, suppliers and distributors, and the global economy.
Any inability to operate our spaceflight systems at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
We have been dependent on a single spaceflight system consisting of a spaceship, VSS Unity, and mothership carrier aircraft, VMS Eve. We are currently developing our next-generation spaceflight vehicles, which include our Delta Class spaceships and our next-generation motherships, which we expect will allow us to increase our annual flight rate. However, in light of such development, we paused Unity spaceflights in mid-2024 and expect to commence flying with test flights of our Delta Class spaceships in advance of commercial service, which is expected to begin in 2026.
To be successful once we begin flying again with our Delta Class spaceships, we will need to maintain a sufficient flight rate, which will be negatively impacted if we are not able to operate our spaceflight systems for any reason. In addition to the pause on Unity spaceflights, we may be unable to operate our spaceflight systems at our anticipated flight rate for a number of other reasons outside of our control, including, but not limited to, unexpected weather patterns, maintenance issues, pilot error, design and engineering flaws, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. Our spaceflight systems are highly sophisticated and depend on complex technology, and we require them to meet rigorous performance goals that may from time to time necessitate that we replace critical components or hardware. Our ability to operate in airspace may also be superseded by the U.S. Department of Defense priority missions. In the event we need to replace any components or hardware of our spaceflight system, there are limited numbers of replacement parts available, some of which have significant lead time associated with procurement or manufacture, so any failure of our systems or their components or hardware could result in reduced numbers of flights and significant delays to our planned growth.
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
As of December 31, 2024, our backlog represents orders from approximately 700 future astronauts for which we have not yet recognized spaceflight revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable and the reservations may be cancelled under certain circumstances without penalty. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue.
In addition to our pause of Unity spaceflights in mid-2024, many other events may cause a delay in our ability to fulfill reservations or cause planned spaceflights to not be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that may force us to cancel or reschedule flights. If we further delay spaceflights or if future astronauts reconsider their astronaut experience, those individuals may seek to cancel their planned spaceflight, and may obtain a full or partial refund.
We have not yet tested flights at our anticipated full passenger capacity of our Delta Class spaceships.
While we have successfully completed seven commercial flights with our Unity spaceflight system, we are continuing to develop our Delta Class spaceships, with which we anticipate commencing commercial service in 2026. We have not yet tested flights of our Delta Class spaceships at their full passenger capacity of six persons. The success of our spaceflight operations will depend on our achieving and maintaining a sufficient level of passenger capacity on our spaceflights. We have not yet tested flights with this full cabin, and it is possible that the number of passengers per flight may not meet our expectations for a number of factors, including maximization of the passenger experience and satisfaction. Any decrease from our assumptions in the number of passengers per flight could adversely impact our ability to generate revenue at the rate we anticipate.
Any delays in the development and manufacture of additional spaceflight systems, including our Delta Class spaceships and next-generation motherships, may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new spaceflight systems and related technology, including due to the COVID-19 pandemic, as well as other factors. If delays like this arise or recur, in particular in connection with the development of our Delta Class spaceships and next-generation motherships, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system, delays in increasing production further or commencing commercial service on our expected timeframes or at all.

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
The success of our business depends in part on manufacturing more spaceflight systems, operating a sufficient number of spaceflights to meet customer demand and providing an astronaut experience that meets or exceeds expectations. If for any reason we are unable to manufacture new spaceflight systems or are unable to schedule spaceflights as planned, this could have a material adverse effect on our business, financial condition and results of operations. If our future spaceflight systems do not meet expected performance or quality standards, including with respect to customer safety, this could cause delays. Further, flight operations within restricted airspace require advance scheduling and coordination with government range owners and other users, and any high priority national defense assets will have priority in the use of these resources, which may impact our cadence of spaceflight operations or could result in cancellations or rescheduling. Any operational or manufacturing delays or other unplanned changes to our ability to operate spaceflights could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to manage our future growth effectively.
If our operations grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing and distribution functions. We will also need to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of spacecraft as currently planned or within the planned timeframe. The expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our spaceflight systems. For example, in July 2024, we announced the opening of a new spaceship manufacturing facility in Arizona and the related anticipated scaling of our team to produce Delta Class spaceships. However, in November 2023, we announced a workforce reduction of approximately 185 employees, constituting approximately 18% of our workforce, in order to decrease costs and strategically realign our resources.
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
We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. If our personnel or one of our spaceflight systems, the personnel or spacecraft of one of our competitors or the personnel, aircraft or other vehicle of a commercial airline, governmental agency or other specialty adventure company, were to be involved in a public incident, accident or catastrophe, this could create an adverse public perception of spaceflight and result in decreased customer demand for spaceflight experiences, which could cause a material adverse effect on our business, financial conditions and results of operations. Incidents and any corresponding media coverage that showcases the risks associated with space travel, could negatively impact consumer preferences, thereby giving rise to potential material adverse effects on our business, financial condition, and results of operations. Further, if our personnel or our spaceflight systems were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business could cause future astronauts with existing reservations to cancel their spaceflights and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.
Due to the inherent risks associated with commercial spaceflight, there is the possibility that any accident or catastrophe could lead to the loss of human life or a medical emergency.
Spaceflight is an inherently risky activity that can lead to accidents or catastrophes impacting human life. For example, on October 31, 2014, VSS Enterprise, an earlier model of SpaceShipTwo manufactured and operated by a third-party contractor, had an accident during a rocket-powered test flight. The pilot was seriously injured, the co-pilot was fatally injured and the vehicle was destroyed. As part of its 2015 accident investigation report, the National Transportation Safety Board (the “NTSB”) determined that the probable cause of the accident related to the failure by a third-party contractor to consider and protect against the possibility that a single human error could result in a catastrophic hazard to the vehicle. After the accident, we assumed responsibility for the completion of the flight test program and submitted a report to the NTSB that listed the actions we were taking to reduce the likelihood and effect of human error. This included modification of the feather lock control mechanism to add automatic inhibits that would prevent inadvertent operation during safety critical periods of flight. We have implemented and repeatedly demonstrated the efficacy of these actions, including implementing more rigorous protocols and procedures for safety-critical aircrew actions, requiring additional training for pilots that focuses on response protocols for safety critical actions, and eliminating certain single-point human performance actions that could potentially lead to similar accidents. We believe the steps we have taken are sufficient to address the issues noted in the NTSB’s report; however, it is impossible to completely eliminate the potential for human error, and there is a possibility that other accidents may occur in the future as a result of human error or for a variety of other reasons, some of which may be out of our control. Any such accident could result in substantial losses to us, including reputational harm and legal liability, and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, unfavorable economic conditions, whether related to inflation, interest rates, the COVID-19 pandemic or otherwise have resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities (including through our “at-the-market offering” program) or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Certain future operational facilities may require significant expenditures, and the ongoing need to maintain existing operational facilities requires us to expend capital.
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
We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.
Our ability to produce our current and future spaceflight systems and other components of operation is dependent upon sufficient availability of raw materials and supplied components, such as nitrous oxide, valves, tanks, special alloys, helium and carbon fiber, which we secure from a limited number of suppliers. These suppliers may be affected by various factors that could impede their ability to meet our demand, including, but not limited to, global supply shortages, labor disputes, and political destabilization in supply regions. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs. For example, there are only a few nitrous oxide plants around the world and if one or more of these plants were to experience a slowdown in operations or to shutdown entirely, we may need to qualify new suppliers or pay higher prices to maintain the supply of nitrous oxide needed for our operations.
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
Our growth strategy depends in part on the successful and timely manufacture of our Delta Class spaceships. Each spaceflight system has a limited useful life, which is driven by the number of cycles that the system undertakes. While the vehicle is designed for a certain number of cycles, known as the design life, there can be no assurance as to the actual operational life of a spaceflight system or that the operational life of individual components will be consistent with its design life. A number of factors impact the useful lives of the spaceflight systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, the actual combined environment experienced compared to the assumed combined environment for which the spaceflight systems were designed and tested and the occurrence of any anomaly or series of anomalies or other risks affecting the spaceflight systems during launch, flight and reentry. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our spaceflight systems and related equipment using less of our currently installed equipment, which could render our existing material obsolete. Any continued improvements in spaceflight technology may make obsolete our existing spaceflight systems or any component of our spacecraft prior to the end of its life. If the spaceflight systems and related equipment have shorter useful lives than we currently anticipate, this may lead to greater maintenance costs than previously anticipated such that the cost to maintain the spacecraft and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.
Failure of third-party contractors and suppliers could adversely affect our business.
We are dependent on various third-party contractors and suppliers to develop and provide critical technology, systems and components required for our spaceflight system. For example, each spaceflight currently requires replenishment of certain components of our rocket motor propulsion system that we obtain from third-party contractors and suppliers. Should we experience complications with any of these components, which are critical to the operation of our spacecraft, we may need to delay or cancel scheduled spaceflights. We face the risk that any of our contractors and suppliers may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors and suppliers. The ability of our contractors and suppliers to effectively satisfy our requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, terrorist attack, military conflict, natural disaster, pandemic, or other events. The failure of any contractors and suppliers to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. In addition, the failure of third-party providers to design and manufacture our next-generation carrier aircraft as well as manufacture key subassemblies for our next-generation spaceships in accordance with our expectations could result in delays to our next-generation vehicles service dates and adversely impact our future flight rate. Our reliance on contractors and suppliers and inability to fully control any operational difficulties with our third-party contractors and suppliers could have a material adverse effect on our business, financial condition and results of operations.
We expect to face competition in the commercial spaceflight industry and other industries in which we may develop products.
The commercial spaceflight industry is still developing and evolving, but we expect it to be competitive. Currently, our primary competitor in establishing a commercial suborbital spaceflight offering is Blue Origin, a privately funded company founded in 2000. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing products within the aerospace industry. While these companies are currently focused on providing fundamentally different products than ours, such as orbital spaceflights at a substantially higher cost than our offerings, we cannot provide assurance that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. Additionally, if one or more of these companies significantly reduce prices for their current products, they may indirectly compete for our customer base.
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
Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities

(including, but not limited to, personal injury claims), expenses, regulatory challenges and other risks that we may not be able to anticipate. There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established offerings and technologies. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies.
The “Virgin” brand is not under our control, and negative publicity related to the Virgin brand name could materially adversely affect our business.
We possess certain exclusive and non-exclusive rights to use the name and brand “Virgin Galactic” and the Virgin signature logo pursuant to the Amended TMLA. We believe the “Virgin” brand, is integral to our corporate identity and represents quality, innovation, creativity, fun, a sense of competitive challenge and employee-friendliness. We expect to rely on the general goodwill of consumers and our pilots and employees towards the Virgin brand as part of our internal corporate culture and external marketing strategy. The Virgin brand is also licensed to and used by a number of other companies unrelated to us and in a variety of industries, and the integrity and strength of the Virgin brand will depend in large part on the efforts of the licensor and any other licensees of the Virgin brand and how the brand is used, promoted and protected by them, which will be outside of our control. Consequently, any adverse publicity in relation to the Virgin brand name or its principals, or in relation to another Virgin-branded company over which we have no control or influence, could have a material adverse effect on our business, financial condition and results of operations.
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
We plan to commercialize spaceflights outside the United States, and such expansion will expose us to a variety of risks associated with international operations that could materially and adversely affect our business.
As part of our growth strategy, we expect to leverage our initial U.S. operations to expand internationally. In the event that we expand internationally, we expect that we would be subject to additional risks related to entering into international business relationships, including:
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
•the need for local government approval to operate our spaceflight systems;
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
We could suffer increased costs, exposure to significant liability, reputational harm, material financial penalties, and other serious negative consequences if we or our third-party service providers fail to protect confidential information and/or sustain cyberattacks or other cybersecurity incidents that adversely affect our business, operations, or financial condition.
We manage and store confidential information (including proprietary, sensitive and personal information) relating to our operations on our systems. We own our systems but also rely on third parties for a range of information technology systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party service providers have been, and will continue to be, subject to cyberattacks and other incidents that threaten the confidentiality, integrity, and availability of our and our third-party service providers’ systems and confidential information. While to date no such incidents have had a material impact on our operations or financial condition, if we and our third-party service providers are unable to protect these systems or information stored therein, or if we fail or allegedly fail to comply with evolving federal, state and foreign information security, data protection or privacy laws, regulations, and other requirements, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures
Diverse threat actors such as experienced computer programmers, state-sponsored organizations, hacktivists, and hackers may be able to penetrate the systems and networks that we rely upon and misappropriate or compromise our or our third-party service providers’ information systems or confidential information, create system disruptions, or cause shutdowns. Threat actors also may be able to deploy viruses, worms, malware (including ransomware) and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities of our systems or products. We face additional cybersecurity risks from social engineering/phishing, malfeasance from insiders, human or technological error. In addition, hardware and operating system software and applications that we or third parties that we rely upon produce or procure and integrate into our or our third-party service providers’ systems, products or services may contain defects in design or manufacture, including “bugs”, malicious code, misconfigurations, and other problems or vulnerabilities that could unexpectedly interfere with the operation of our information systems. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Cybersecurity threats are expected to accelerate on a global basis in frequency and magnitude. They vary in technique and sources, are persistent, frequently change and are becoming increasingly more sophisticated (including through artificial intelligence), targeted and difficult to detect and prevent against.
Given the rapidly evolving nature and proliferation of cybersecurity threats, there can be no assurance that any cybersecurity risk management program (including employee training, operational and other technical security measures or other controls) implemented by us or our third-party service providers will be able to detect, prevent, remediate, or enable recovery from cybersecurity incidents or data breaches in a timely manner or otherwise prevent unauthorized access to, material damage to, or interruption of our systems, confidential information, and operations. We and our third-party service providers are likely to face attempted cybersecurity incidents in the future. Accordingly, we may be vulnerable to losses and costs associated with the improper functioning, breach or unavailability of our information systems as well as any systems used in acquired operations.
In addition, breaches of our or our third-party service providers’ security measures, the unapproved use or disclosure of proprietary information or sensitive or confidential information about us or our suppliers, customers or other third parties and any other adverse impact to the availability, integrity or confidentiality of our information systems and information could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation (including class actions), regulatory investigations, potential liability, damage our brand and reputation, cause significant incident response, system restoration or remediation and future compliance costs, or other harm to our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party services that support our internal and customer-facing operations, like data management and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation. Any or all of the foregoing could have a materially adverse effect on our business, results of operations, and financial condition.

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
Failure to comply with a wide variety of extensive and evolving government laws and regulations could have a material adverse effect on our business.
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
Additionally, the FAA Office of Commercial Space Transportation enforces informed consent, cross-waiver, and training requirements for spaceflight participants and crew, and also fitness requirements for crew. Certain related federal laws provide for indemnification in excess of the financial responsibility requirements our business demonstrates to the FAA for each spaceflight in the event of certain third-party claims for bodily injury or property damage. However, this indemnification is subject to limits, and money to be used for indemnification under federal laws is still subject to the FAA’s preparation of an acceptable compensation plan, and the congressional appropriation of funds. Furthermore, to our awareness, no such claim has resulted in the FAA preparing a compensation plan for congressional review, and we are unable to determine whether the protections provided by applicable laws or regulations would be upheld by U.S. or foreign courts.
Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, the FAA has recently released new licensing rules relating to commercial space launches, and our ability to achieve compliance with these rules by the 2026 deadline and maintain compliance thereafter could affect us and our operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The potential for differing policies globally about the altitude above the earth’s surface where “space” begins and defining the status of, and obligations toward, spaceflight participants could introduce an additional level of legal and commercial complexity. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. Even when we believe we are in complete compliance with requirements, a regulatory agency may determine that we are not.
Non-compliance with U.S. export and import control laws and regulations and U.S. government licensing policies could have a material adverse effect on our business, financial condition and results of operation.
Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal liabilities, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm. In addition, as we plan to expand our operations internationally, the costs associated with complying with additional complex regulatory requirements in multiple jurisdictions could increase significantly, potentially impacting our financial condition and operational efficiency.
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
Compliance with U.S. federal, state and foreign laws, regulations and other requirements relating to privacy, the processing of personal information and consumer protection involves significant expenditure and resources, and any actual or perceived failure by us or third parties we rely upon to comply could adversely affect our business, results of operations and our financial condition.
We collect, store, use, disclose and otherwise process personal information and other customer information, including sensitive information (such as health and biometric information), of customers, employees and other individuals, and we rely in part on third parties that are not directly under our control to manage certain of our operations and to collect, store, use, disclose and otherwise process payment information. Due to the volume and sensitivity of the personal information and data we and these third parties process and expect to process in the future, as well as the nature of our customer base, the security features of our information systems are critical. We and third parties we rely on are subject to a variety of federal, state and foreign laws, regulations, standards and other requirements regarding privacy, the processing of personal information (including information security). We are also subject to laws, regulations, standards and other requirements covering marketing and advertising activities conducted by telephone, email, mobile devices and the Internet. These requirements, and their application and interpretation, are continuously evolving and subject to potentially differing interpretations. Additionally, as these requirements may be inconsistent from one jurisdiction to another or conflict with other rules or our practices, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.
For example, certain U.S. states have adopted new or modified privacy and security laws and regulations that may apply to our business. The California Consumer Privacy Act ("CCPA") went into effect in 2020 and imposes a range of obligations on covered businesses that process personal information of California residents. The enactment of the CCPA prompted a wave of similar legislative developments in other states in the U.S., which creates a patchwork of overlapping but different state laws. Since the CCPA went into to effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in over ten other states, will soon be enforceable in several other states and are being proposed in other U.S. states and at the federal level as well. The CCPA and similar state privacy laws impose severe statutory damages and could lead to injunctive relief or agreed settlements providing for ongoing audit and reporting requirements, as well as a private right of action for certain data breaches. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate cybersecurity measures, which require significant investments in resources and ongoing attention.

As we have expanded and expect to further expand our international presence, we are also subject to additional privacy requirements, such as the European Union General Data Protection Regulation ("EU GDPR"), the United Kingdom General Data Protection Regulation and United Kingdom Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together, the “GDPR”) and national laws supplementing the EU GDPR. The GDPR imposes stringent requirements on companies that process personal information and are subject to its provisions. These requirements include comprehensive data privacy compliance obligations in relation to our collection, sharing, disclosure, transfer, use and other processing of personal information, including having a lawful basis for our processing, providing certain rights to individuals and demonstrating compliance through policies, procedures, training and audit. The GDPR includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million/GBP 17.5 million or 4% of a group’s worldwide annual turnover. In addition to fines, a breach of the GDPR or other applicable laws relating to the processing of personal information (including in the U.S.) may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).
The GDPR and other laws regulate cross-border transfers of personal information. For transfers of personal information outside of the European Economic Area (the “EEA”) and the UK, entities may rely on standard contractual clauses (a standard form of contractual terms approved by the European Commission or the UK authorities, as applicable) as an adequate personal data transfer mechanism. We rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, with respect to both intragroup and third-party transfers. However, the Court of Justice of the European Union (“CJEU”) has noted that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In October 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which addressed concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The DPF, and the UK Extension to the DPF, became effective as transfer mechanisms to U.S. entities self-certified on July 2023 and October 2023, respectively.
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
We and our third-party providers are also subject to evolving U.S., EEA and UK online services and digital privacy and data laws as well as laws on cookies, pixels, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. In the EEA and the UK, informed consent is required for the placement of non-essential cookies, pixels and similar technologies that store information, or access information stored on, a user’s device, and for direct e-marketing. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, there has been a noticeable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of cookies and other tracking technologies. In light of the complex and evolving nature of online services and digital privacy and data laws as well as laws on cookies, pixels, tracking technologies and e-marketing, there can be no assurances that we will be successful in our efforts to comply with such laws. Actual or potential violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies and processing of personal data, as well as civil claims including class actions, reputational damage and ongoing compliance costs, any of which could harm our business, results of operations and financial condition.
Any failure, or perceived failure, by us to comply with any U.S. federal, state or foreign privacy, processing of personal information, consumer protection or e-marketing related laws, regulations, standards or other requirements to which we may be subject or other legal obligations relating to these matters, or any significant data breach or security incident, could adversely affect our reputation, brand and business, result in claims, investigations, proceedings or actions against us by individuals, consumer rights groups, governmental entities or others or other penalties or liabilities, or require us to change our operations and/or cease using certain data sets. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
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
We use software in our technology infrastructure, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive, and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to acquire and serve our future astronauts, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. In addition, applicable insurance may not be available to us in the future on economically reasonable terms or at all.
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
Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. We have paused commercial spaceflight operations, and our estimates of the required team size to support our future estimated flight rates may require increases in staffing levels that may require significant capital expenditure. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. Additionally, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to many hazards and operational risks that can disrupt our business, which could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. A class action complaint alleging violations of federal securities laws has also been filed against us in the Eastern District of New York alleging, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of our ships and success of our commercial flight program. Five derivative suits have also been filed in the Eastern District of New York, as well as one derivative suit in the District of Delaware, one derivative suit in the Central District of California, and one derivative suit in the Delaware Court of Chancery, alleging, in some combination and among other claims, violations of federal securities laws and fiduciary duty breaches, including substantially similar allegations as those in the class action lawsuit. Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.
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
Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. In addition, other potential supply chain disruptions, such as product recalls, labor supply or stoppages, reduced freight availability and increased costs, port disruption, manufacturing facility closures, the financial or operational instability of key suppliers and carriers, changes in diplomatic or trade relationships (including any sanctions, restrictions, and other responses such as those related to current geopolitical events), or other reasons, could impair our ability to develop our next-generation vehicles. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.
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
•any delays that we may experience in connection with the manufacture of our Delta Class spaceships and next-generation motherships;
•the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
•developments involving our competitors;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•future accounting pronouncements or changes in our accounting policies;
•the impact of epidemics or pandemics; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
Failure to keep up with evolving trends and shareholder expectations relating to environmental, social and governance practices could adversely impact our reputation, share price and access to and cost of capital.
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
We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operation. The United States has recently experienced historically high levels of inflation. If the inflation rate increases, it will likely affect our expenses, including, but not limited to, employee compensation expenses and increased costs for supplies. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.
Changes to United States tariff and import/export regulations may have a negative effect on us.
The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the President of the United States has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. While most of our suppliers and operations are located in the U.S., we cannot give assurance that we will not be negatively impacted by any of these factors that could depress economic activity and restrict our access to suppliers or customers in the future.

Risks Related to Our Ownership Structure
Virgin Investments Limited has significant ability to control the direction of our business, which may prevent potential investors and other stockholders from influencing significant decisions.
Pursuant to the terms of the stockholders' agreement (the "Stockholders' Agreement") entered in connection with the consummation of the Virgin Galactic business combination in October 2019 (the "Virgin Galactic Business Combination"), VIL has a contractual right to be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as VIL continues to beneficially own, in the aggregate, at least 25% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination, whether or not VIL acquires any additional shares of our common stock, VIL’s consent is required for, among other things:
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
Our certificate of incorporation and bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:
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
•diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the 2027 Notes or additional indebtedness; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and any conversion of the 2027 Notes will dilute the ownership interest of existing stockholder, and may otherwise depress the price of our common stock.
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
•delays in future commercial flights of our Delta Class spaceships;

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
•short sales of our common stock; and
•general economic and political conditions such as pandemics or epidemics, recessions, inflation, interest rates, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
Under Section 382 of the Internal Revenue Code of 1986, the Company’s ability to utilize net operating loss carryforwards or other tax attributes such as research tax credits, in any taxable year, may be limited if the Company experiences an “ownership change.” A Section 382 “ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may in the future experience one or more Section 382 “ownership changes.” As a result, we may be unable to use a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
The obligations associated with being a public company involve significant expenses, resources and management attention, which divert from our business operations.
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
On May 29, 2024, we received a notice from the NYSE that we were no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”), which requires listed companies to maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period. On June 12, 2024, at the Company’s 2024 annual meeting of stockholders, our stockholders approved, and on June 14, 2024 we effected, a 1-for-20 reverse stock split (the “Reverse Stock Split”), and our common stock began trading on a split-adjusted basis on June 17, 2024. On July 1, 2024, we received a letter from the NYSE stating that we regained compliance with Section 802.01C. However, the effect that the Reverse Stock Split will have on the market price of our common stock cannot be predicted with certainty, and if our common stock again does not maintain an average closing price per share of at least $1.00 over a 30 consecutive trading-day period, we would receive another notice of non-compliance from the NYSE and would be provided a period of six months from the date of such notice to regain compliance with Section 802.01C. There can be no assurance that the per share price of our common stock will continue to meet the price criteria or other requirements for continued listing of our common stock on the NYSE.
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
Our Senior Director of Information Technology is principally responsible for executing our cybersecurity risk management program and has more than 15 years of global experience in managing technical and cybersecurity organizations. He is supported by our Information Security Department, which includes relevant expertise and leadership, and by external cybersecurity consultants as needed. The Information Security Department is focused on assessing and managing our material risks from cybersecurity threats and the prevention, detection, and minimization of the effects of cybersecurity incidents. This includes routine in-house and third-party testing, auditing, patch and vulnerability management, identity and access management, data loss prevention, threat intelligence and other information obtained from governmental, public, or private sources, and comprehensive alerting and reporting from operational tools and services.
We extend our cybersecurity and data privacy standards to our third-party service providers, where appropriate, as part of our Information Security Governance Program. Where applicable, we seek vendor compliance with industry standards such as ISO 27001 and SOC 2.
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of enterprise risk management to the Audit Committee, including management’s implementation of our cybersecurity risk management program. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Our Information Security Department presents the status of the Information Security Program to the Audit Committee quarterly and includes security control performance, technical capability enhancements, threat intelligence, information about certain cybersecurity incidents (if any) and resource performance to demonstrate the risk posture and cyber risk management practices of the organization. The Audit Committee’s risk-based decisions related to cybersecurity are primarily reflective of the information presented.
Item 2. Properties
We currently operate primarily at our locations in California, New Mexico and Arizona. All of our current operating facilities are located on land that is leased from third parties. We believe that such facilities meet our current and future anticipated needs.

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
Our design and engineering center located in Tustin, California encompasses approximately 100,000 square feet of office space and also functions as our corporate headquarters. This facility houses our management, research, design, development, marketing, finance and other administrative functions.
In July 2024, we completed our final assembly facility in Arizona, which consists of two hangars with an aggregate of approximately 150,000 square feet. This facility, which is located in the Phoenix-Mesa area, will be used to assemble our next-generation Delta Class spaceships and motherships.
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
Holders
As of February 14, 2025, there were 63 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2024 and 2023.
Overview
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space travel experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties.
Recent Developments
In January 2024, we completed our sixth commercial spaceflight, 'Galactic 06,' marking the first time all four seats aboard VSS Unity were occupied by private astronauts.
In June 2024, we completed our second spaceflight of 2024 and seventh commercial spaceflight to date, 'Galactic 07,' carrying one researcher and three private astronauts. Following the 'Galactic 07' flight, we paused Unity spaceflights and expect to commence flying with test flights of our new Delta Class spaceships in advance of restarting commercial service, which is expected to begin in 2026.
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
All shares of our common stock, per-share data and related information included in this Annual Report on Form 10-K have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
In July 2024, we completed our new manufacturing facility in Arizona, where final assembly of our next-generation Delta Class spaceships is scheduled to begin in 2025. After the initial development of our first Delta Class spaceship, we estimate the recurring cost to make each additional spaceship to be between $50 and $60 million.
In October 2024, we settled the lawsuit and all claims between us and The Boeing Company and Aurora Flight Sciences Corporation, a Boeing Company. See Note 15 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

In December 2024, we entered into an Agreement of Cooperation with Ente Nazionale per l'Aviazione Civile, the civil aviation authority of Italy, to jointly study the feasibility of conducting spaceflight operations from Grottaglie Spaceport in the Puglia region of Southern Italy.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. As of December 31, 2024, we have reservations for spaceflights for approximately 700 future astronauts, which represent approximately $190 million in expected future spaceflight revenue upon completion of the spaceflights.
Available Capacity and Annual Flight Rate
In 2023, we commenced our commercial operations with VSS Unity and VMS Eve, which together comprised our initial commercial spaceflight system. Our annual flight rate is constrained by the availability and capacity of this commercial spaceflight system. To expand capacity, we are currently developing our next-generation spaceflight vehicles. These next-generation spaceflight vehicles, which include our Delta Class spaceships and additional motherships, are expected to dramatically increase our annual flight rate.
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

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenue	$7,036	$6,800

Operating expenses:
Spaceline operations	90,024	50,538
Research and development	152,678	295,140
Selling, general and administrative	125,496	174,864
Depreciation and amortization	15,467	13,369
Special charges	—	4,398
Total operating expenses	383,665	538,309

Operating loss	(376,629)	(531,509)

Interest income	42,352	42,234
Interest expense	(12,927)	(12,872)
Other income, net	538	263
Loss before income taxes	(346,666)	(501,884)
Income tax expense	74	453
Net loss	$(346,740)	$(502,337)

Comparison of Results of Operations for Year Ended December 31, 2024 to Year Ended December 31, 2023
Revenue

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Revenue	$7,036	$6,800	$236	3%
Revenue for the years ended December 31, 2024 and 2023 were primarily attributable to revenue generated from our commercial spaceflights and access fees related to our astronaut community.
Spaceline Operations

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Spaceline operations	$90,024	$50,538	$39,486	78%

Spaceline operations expense includes costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles, such as rocket motors and spare parts; the consumption of rocket motors, fuel and other consumables; costs to maintain and support our astronaut community; and costs to provide payload cargo and engineering services.
Following the launch of commercial service and achievement of technological feasibility in July 2023, we began presenting the operating expenses supporting our commercial spaceline activities as spaceline operations expense in the accompanying consolidated statements of operations and comprehensive loss. Prior to achievement of technological feasibility, spaceline operations expense included costs to support our astronaut community and costs related to payload cargo and engineering services.
Spaceline operations expense for the years ended December 31, 2024 and 2023, following achievement of technological feasibility in July 2023, were primarily attributable to costs to maintain and operate our spaceflight system; non-capitalizable costs to build our new vehicles and manufacture items required to support the making of our vehicles; and costs to maintain and support our astronaut community.
Research and Development

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Research and development	$152,678	$295,140	$(142,462)	(48)%
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
Research and development expenses decreased from $295.1 million for the year ended December 31, 2023 to $152.7 million for the year ended December 31, 2024. The decrease was primarily driven by a $65.8 million decrease in cash compensation and other employee benefit costs primarily due to the completion of the VSS Unity and VMS Eve modifications, a reduction in headcount and labor allocated to capitalizable Delta projects; a $49.3 million decrease in materials, consulting, and other costs primarily due to the completion of the VSS Unity and VMS Eve modifications; the settlement of certain disputed vendor invoices, resulting in a reversal of $18.6 million of accrued costs; an $8.3 million decrease in other operational costs primarily due to a technology license fee expensed in 2023; and a $5.2 million decrease in consulting and other professional fees. These decreases were partially offset by a $7.8 million increase in sub-contractor and contract labor costs associated with the development of our next-generation spaceflight vehicles.
Selling, General and Administrative

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Selling, general and administrative	$125,496	$174,864	$(49,368)	(28)%
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
Selling, general and administrative expenses decreased from $174.9 million for the year ended December 31, 2023 to $125.5 million for the year ended December 31, 2024. The decrease was primarily driven by a $33.7 million decrease in cash compensation and other employee benefit costs primarily due to a reduction in headcount, a $8.9 million decrease in consulting and other professional fees, a $4.2 million decrease in marketing and promotion expense, and a $1.7 million decrease in facility costs.
Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(In thousands, except %)
Depreciation and amortization	$15,467	$13,369	$2,098	16%
Depreciation and amortization expense increased from $13.4 million for the year ended December 31, 2023 to $15.5 million for the year ended December 31, 2024. The increase was primarily due to the acquisition of property, plant and equipment.
Special Charges
In November 2023, we commenced a restructuring plan designed to decrease costs and strategically realign our resources. In connection with this plan, we announced a workforce reduction of approximately 185 employees, constituting approximately 18% of our workforce. As a result, we recorded $4.4 million in severance and related benefit costs for the involuntarily terminated employees as special charges during the year ended December 31, 2023.
In January 2024, we fully paid the $1.4 million liability balance associated with these costs that was accrued at December 31, 2023.
Interest Income
Interest income increased from $42.2 million for the year ended December 31, 2023 to $42.4 million for the year ended December 31, 2024. Interest income was driven by investment returns on our marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense was $12.9 million for each of the years ended December 31, 2024 and 2023. Interest expense primarily consisted of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense
Income tax expense was immaterial for the years ended December 31, 2024 and 2023. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense was primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of December 31, 2024, we had total cash, cash equivalents and restricted cash of $210.9 million and total marketable securities of $445.9 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").

Historical Cash Flows

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(352,703)	$(448,193)
Investing activities	175,656	(116,273)
Financing activities	134,340	475,431
Net decrease in cash, cash equivalents and restricted cash	$(42,707)	$(89,035)
Operating Activities
Net cash used in operating activities was $352.7 million for the year ended December 31, 2024, and consisted primarily of $346.7 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $29.8 million and depreciation and amortization expense of $15.5 million, partially offset by $16.6 million of accretion of marketable securities purchased at a discount and $38.2 million of net changes in operating assets and liabilities, which were driven primarily by the reversal of $18.6 million of accrued costs in connection with the settlement of certain disputed vendor invoices.
Net cash used in operating activities was $448.2 million for the year ended December 31, 2023, and consisted primarily of $502.3 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $44.3 million, depreciation and amortization expense of $13.4 million, and $7.9 million of net changes in operating assets and liabilities, partially offset by $15.1 million of accretion of marketable securities purchased at a discount.
Investing Activities
Net cash provided by investing activities was $175.7 million for the year ended December 31, 2024, and consisted primarily of $543.4 million in purchases of marketable securities and $121.9 million in capital expenditures, partially offset by $840.3 million in proceeds from maturities and calls of marketable securities. The capital expenditures were primarily driven by costs associated with our next-generation Delta spaceships and our new facility in Arizona, which will be used to assemble the spaceships.
Net cash used in investing activities was $116.3 million for the year ended December 31, 2023, and consisted of $1.0 billion in purchases of marketable securities and $44.3 million in capital expenditures, partially offset by $937.9 million in proceeds from maturities and calls of marketable securities.
Financing Activities
Net cash provided by financing activities was $134.3 million for the year ended December 31, 2024, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering programs of $135.7 million, partially offset by tax withholdings paid for net settled stock-based awards of $1.2 million.
Net cash provided by financing activities was $475.4 million for the year ended December 31, 2023, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering programs of $478.9 million, partially offset by tax withholdings paid for net settled stock-based awards of $3.2 million.

Contractual Obligations
We lease certain facilities and assets under non-cancellable operating lease arrangements that expire at various dates through 2065. As of December 31, 2024, future minimum payments under non-cancellable operating leases were $120.6 million. For additional information regarding our lease obligations, see Note 15 in our consolidated financial statements included in Item 8 of this Annual Report in Form 10-K.
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
•hire additional personnel in manufacturing operations, testing programs, maintenance operations and guest services as we increase the volume of our spaceflights; and
•scale up required operational facilities, such as hangars and warehouses;
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
In November 2024, we terminated the 2023 ATM Program, having sold a total of 12.8 million shares of common stock and generating $396.2 million in gross proceeds, before deducting $3.9 million in underwriting discounts, commissions and other expenses.

In November 2024, we entered into an open market sale agreement with Jefferies LLC ("Jefferies") providing for the offer and sale of up to $300 million of shares of our common stock from time to time through Jefferies, acting as sales agent, or directly to Jefferies, acting as principal, through an "at-the-market offering" program (the "2024 ATM Program").
As of December 31, 2024, we sold a total of 4.1 million shares of common stock under the 2024 ATM Program, generating $29.1 million in gross proceeds since its inception, before deducting $0.9 million in underwriting discounts, commissions and other expenses.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. We assess impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
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
We have estimated the fair value for each service-based stock option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We have estimated the fair value for each PSO and PSU award with market-based conditions as of the grant date using the Monte-Carlo simulation method. The Monte-Carlo simulation method considers, among other factors, the discount rate and future market conditions.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable for smaller reporting companies.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Proposal No. 1: Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
We have adopted an Insider Trading Compliance Policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. Our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Corporate Governance,” “Director Compensation,” “Executive Officers,” and “Executive Compensation” and “Board of Directors and Corporate Governance,” to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Certain Transactions with Related Persons” and “Corporate Governance” to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Wichita, Kansas, Auditor Firm ID: 42.
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	06/14/2024
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38202	3.1	03/14/2024
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act					*
4.3	Indenture, dated as of January 19, 2022 between the Registrant and U.S. Bank National Association, as trustee	8-K	001-38202	4.1	01/20/2022
4.4	Form of certificate representing the 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)	8-K	001-38202	4.2	01/20/2022
10.1	Form of Indemnification Agreement	S-4/A	333-233098	10.46	10/03/2019
10.2(1)	Second Amended and Restated 2019 Incentive Award Plan	8-K	001-38202	10.1	06/14/2024
10.2(a)(1)	Form of Director Restricted Stock Unit Award Agreement	S-4	333-233098	10.26	08/07/2019
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(b)	10/29/2019
10.2(c)(1)	Form of Stock Option Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(c)	10/29/2019
10.2(d)(1)	Form of Director Restricted Stock Unit Award (Annual Award)	S-8	333-280144	99.4	06/12/2024
10.2(e)(1)	Form of Executive Restricted Stock Unit Agreement (Cash or Share Settlement)	S-8	333-271905	99.5	05/12/2023
10.3(1)	2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.1	06/08/2023
10.3(a)(1)	Form of Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.2	06/08/2023
10.3(b)(1)	Form of Performance-Vesting Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.3	06/08/2023
10.4(1)	Second Amended and Restated Non-Employee Director Compensation Program	10-Q	001-38202	10.1	05/07/2024
10.5(1)(3)	Employment Agreement, dated July 10, 2020, by and between the Registrant, Virgin Galactic, LLC and Michael Colglazier, Form of Restricted Stock Unit Award Agreement with Michael Colglazier and Form of Stock Option Award Agreement with Michael Colglazier	8-K	001-38202	10.1	07/15/2020
10.6(1)(3)	Employment Agreement, dated February 22, 2021, by and among the Registrant, Galactic Co., LLC and Doug Ahrens	10-K	001-38202	10.11	03/01/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.7(1)(3)	Employment Agreement, dated October 24, 2022, by and among the Registrant, Galactic Co., LLC and Sarah Kim	10-K	001-38202	10.10	02/28/2023
10.8(1)(3)	Employment Agreement, dated September 11, 2021, by and among the Registrant, Galactic Co., LLC and Aparna Chitale	10-K	001-38202	10.12	02/28/2023
10.9	Stockholders’ Agreement, dated October 25, 2019, by and among the Registrant, SCH Sponsor Corp., Chamath Palihapitiya and Vieco USA, Inc.	8-K	001-38202	10.9	10/29/2019
10.9(a)	Joinder to Stockholders’ Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	05/01/2020
10.9(b)	Joinder to Stockholders’ Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020
10.10	Amended and Restated Registration Rights Agreement, dated October 25, 2019, by and among the Registrant, Vieco USA, Inc., SCH Sponsor Corp. and Chamath Palihapitiya.	8-K	001-38202	10.10	10/29/2019
10.10(a)	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.10(a)	05/01/2020
10.10(b)	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.2	07/31/2020
10.11(2)	Deed of Novation, Amendment and Restatement, dated July 9, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.20	08/07/2019
10.11(a)(2)	Deed of Amendment, dated October 2, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.21(a)	10/03/2019
10.12(2)	Spacecraft Technology License Agreement, dated September 24, 2004, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.27	08/07/2019
10.12(a)(2)	Amendment No. 1 to the Spacecraft Technology License Agreement, dated July 27, 2009, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.28	08/07/2019
10.13	Facilities Lease, dated December 31, 2008, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.29	08/07/2019
10.13(a)	First Amendment to the Facilities Lease, dated 2009, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.30	08/07/2019
10.13(b)	Letter Agreement to Amend Facilities Lease, dated December 21, 2018, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	10-Q	001-38202	10.5	05/11/2021
10.14	Building 79A Lease Agreement, dated January 1, 2018, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.32	09/13/2019
10.15	Land Lease Agreement, dated October 1, 2010, by and between East Kern Airport District and TSC, LLC	S-4	333-233098	10.33	09/13/2019
10.15(a)	Amendment No. 1 to the Land Lease Agreement, dated October 1, 2013, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.34	09/13/2019
10.16	Site 14 Lease Agreement, dated February 18, 2015, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.35	09/13/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.16(a)	First Amendment to the Site 14 Lease Agreement, dated July 1, 2017, by and between Mojave Air and Space Sport and TSC, LLC	S-4	333-233098	10.36	09/13/2019
10.17	Building 79B Lease Agreement, dated March 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.37	10/03/2019
10.17(a)	First Amendment to Building 79B Lease, dated June 2, 2014, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.38	10/03/2019
10.18	Form of Confirmation of a Capped Call Transaction	8-K	001-38202	10.1	01/20/2022
10.19(2)(3)	Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.2	11/03/2022
10.19(a)(2)(3)	First Amended and Restated Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.3	11/03/2022
10.20(2)	Master Agreement, dated October 28, 2022, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-K	001-38202	10.27	02/28/2023
10.20(a)(2)(3)	Amendment Number 1 to Master Agreement, dated as of June 13, 2023, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-Q	001-38202	10.2	05/07/2024
10.20(b)(2)(3)	Amendment Number 2 to Master Agreement, dated as of July 11, 2023, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-Q	001-38202	10.3	05/07/2024
10.20(c)(2)(3)	Amendment Number 3 to Master Agreement, dated as of September 3, 2024, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-Q	001-38202	10.1	11/06/2024
10.21(2)	Master Agreement, dated November 1, 2022, by and between Virgin Galactic, LLC and Bell Textron Inc.	10-K	001-38202	10.28	02/28/2023
10.21(a)(2)(3)	Amendment Number 1 to the Master Agreement, dated as of July 1, 2023, by and between Virgin Galactic, LLC and Bell Textron Inc. (1)	10-Q	001-38202	10.4	05/07/2024
10.22	Open Market Sale Agreement, dated November 6, 2024, by and among Virgin Galactic Holdings, Inc. and Jefferies LLC	8-K	001-38202	1.1	11/07/2024
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of Ernst & Young LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-38202	97	02/27/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: February 26, 2025		By: /s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: February 26, 2025		By: /s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Michael Colglazier	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2025
Michael Colglazier

/s/ Douglas Ahrens	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025
Douglas Ahrens

/s/ Raymond Mabus, Jr.	Director	February 26, 2025
Raymond Mabus, Jr.

/s/ Henio Arcangeli, Jr.	Director	February 26, 2025
Henio Arcangeli, Jr.

/s/ Luigi Brambilla	Director	February 26, 2025
Luigi Brambilla

/s/ Tina Jonas	Director	February 26, 2025
Tina Jonas

/s/ Craig Kreeger	Director	February 26, 2025
Craig Kreeger

/s/ Wanda Sigur	Director	February 26, 2025
Wanda Sigur

/s/ Diana Strandberg	Director	February 26, 2025
Diana Strandberg

/s/ W. Gilbert West	Director	February 26, 2025
W. Gilbert West

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Virgin Galactic Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Virgin Galactic Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indicators of Impairment for Long Lived Assets

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2024 and 2023, no material asset impairments were recorded.

Auditing the Company’s evaluation for indicators of impairment was complex due to a high degree of auditor judgment and subjectivity involved in the identification of events or changes in circumstances that may indicate an impairment of long lived assets. Differences or changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit
Our procedures with regards to the Company’s evaluation for indicators of impairment included, among others, assessing management’s analysis of impairment for completeness and accuracy and evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquires of management, considered historical operating results and current market conditions, performed an independent assessment using both internally and externally available information, and read the minutes of the meetings of the Board of Directors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Wichita, Kansas
February 26, 2025

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$178,605	$216,799
Restricted cash	32,280	36,793
Marketable securities, short-term	384,621	657,238
Other current assets	32,430	39,999
Total current assets	627,936	950,829
Marketable securities, long-term	61,280	71,596
Property, plant and equipment, net	209,114	93,806
Other non-current assets	62,895	63,286
Total assets	$961,225	$1,179,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,696	$32,415
Customer deposits	84,493	97,841
Other current liabilities	61,821	55,404
Total current liabilities	150,010	185,660
Non-current liabilities:
Convertible senior notes, net	420,120	417,886
Other long-term liabilities	68,815	70,495
Total liabilities	638,945	674,041
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 32,995,822 and 19,995,449 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	2
Additional paid-in capital	2,794,871	2,631,235
Accumulated deficit	(2,472,872)	(2,126,132)
Accumulated other comprehensive income	278	371
Total stockholders' equity	322,280	505,476
Total liabilities and stockholders' equity	$961,225	$1,179,517

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023

Revenue	$7,036	$6,800

Operating expenses:
Spaceline operations	90,024	50,538
Research and development	152,678	295,140
Selling, general and administrative	125,496	174,864
Depreciation and amortization	15,467	13,369
Special charges	—	4,398
Total operating expenses	383,665	538,309

Operating loss	(376,629)	(531,509)

Interest income	42,352	42,234
Interest expense	(12,927)	(12,872)
Other income, net	538	263
Loss before income taxes	(346,666)	(501,884)
Income tax expense	74	453
Net loss	(346,740)	(502,337)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	81
Unrealized gain (loss) on marketable securities	(93)	7,616
Total comprehensive loss	$(346,833)	$(494,640)

Net loss per share:
Basic and diluted	$(13.89)	$(29.79)

Weighted-average shares outstanding:
Basic and diluted	24,955	16,863

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	13,769,861	$1	$2,111,343	$(1,623,795)	$(7,326)	$480,223
Net loss	—	—	—	(502,337)	—	(502,337)
Other comprehensive income	—	—	—	—	7,697	7,697
Stock-based compensation for equity-classified awards	—	—	44,258	—	—	44,258
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	85,272	—	(3,240)	—	—	(3,240)
Issuance of common stock pursuant to at-the-market offering	6,140,316	1	484,144	—	—	484,145
Transaction costs	—	—	(5,270)	—	—	(5,270)
Balance at December 31, 2023	19,995,449	2	2,631,235	(2,126,132)	371	505,476
Net loss	—	—	—	(346,740)	—	(346,740)
Other comprehensive loss	—	—	—	—	(93)	(93)
Stock-based compensation for equity-classified awards	—	—	29,109	—	—	29,109
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	102,858	—	(1,207)	—	—	(1,207)
Issuance of common stock pursuant to at-the-market offering	12,897,652	1	137,795	—	—	137,796
Transaction costs	—	—	(2,059)	—	—	(2,059)
Fractional share adjustment due to reverse stock split	(137)	—	(2)	—	—	(2)
Balance at December 31, 2024	32,995,822	$3	$2,794,871	$(2,472,872)	$278	$322,280

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(346,740)	$(502,337)
Stock-based compensation	29,752	44,258
Depreciation and amortization	15,467	13,369
Amortization of debt issuance costs	2,234	2,166
Accretion of marketable securities purchased at a discount	(16,635)	(15,085)
Other non-cash items	1,457	1,509
Change in operating assets and liabilities:
Other current and non-current assets	10,566	16,555
Accounts payable	(29,203)	8,625
Customer deposits	(13,348)	(4,806)
Other current and non-current liabilities	(6,253)	(12,447)
Net cash used in operating activities	(352,703)	(448,193)
Cash flows from investing activities:
Capital expenditures	(121,855)	(44,309)
Purchases of marketable securities	(543,434)	(1,009,836)
Proceeds from maturities and calls of marketable securities	840,335	937,872
Other investing activities	610	—
Net cash provided by (used in) investing activities	175,656	(116,273)
Cash flows from financing activities:
Payments of finance lease obligations	(193)	(235)
Proceeds from issuance of common stock	137,796	484,145
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,207)	(3,240)
Transaction costs related to issuance of common stock	(2,054)	(5,239)
Other financing activities	(2)	—
Net cash provided by financing activities	134,340	475,431
Net decrease in cash, cash equivalents and restricted cash	(42,707)	(89,035)
Cash, cash equivalents and restricted cash at beginning of year	253,592	342,627
Cash, cash equivalents and restricted cash at end of year	$210,885	$253,592

Cash and cash equivalents	$178,605	$216,799
Restricted cash	32,280	36,793
Cash, cash equivalents and restricted cash	$210,885	$253,592

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
Following the launch of commercial service and achievement of technological feasibility, the Company began presenting the operating expenses supporting the Company’s commercial spaceline activities as spaceline operations expense in the accompanying consolidated statements of operations and comprehensive loss. Expenses incurred prior to the achievement of technological feasibility were classified as research and development and selling, general and administrative expenses. Spaceline operations expense includes costs associated with commercial spaceflight services and production costs that are not eligible for capitalization. Spaceline operations expense also includes costs to support the astronaut community and costs related to payload cargo and engineering services.
Reverse Stock Split
On June 14, 2024, the Company effected a 1-for-20 reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every 20 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The Reverse Stock Split did not decrease the number of authorized shares of common stock or otherwise affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s common stock, per-share data and related information included in the accompanying consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates and judgements affecting the consolidated financial statements are those related income taxes, stock-based compensation and long-lived assets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less on their acquisition date to be cash equivalents.
Restricted Cash
Restricted cash consists of cash deposits received from future astronauts that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded.
Marketable Securities
The Company's marketable securities consist primarily of debt securities that are accounted for as "available-for-sale." Management determines the appropriate classification of investments at the time of purchase and reevaluates the classification at each balance sheet date. Marketable securities are classified as short-term and long-term based on the instrument's underlying contractual maturity date. The Company's marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income in the consolidated balance sheets, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the consolidated statements of operations and comprehensive loss in the period in which such determination is made.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and marketable securities. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.
The Company invests primarily in debt securities, the majority of which are high investment grade. In accordance with the Company’s investment policy, exposure to credit risk is limited by the diversification and investment in highly rated securities.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
Long-Lived Assets
Long-lived assets primarily consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2024 and 2023, no material asset impairments were recorded.
Convertible Senior Notes
Convertible debt instruments are separated into multiple components if they are issued at a substantial premium or if embedded derivatives requiring bifurcation are identified. The Company's convertible senior notes (the "2027 Notes") were not issued at a substantial premium, and the Company analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the notes are accounted for entirely as a liability, net of unamortized issuance costs. At the end of each reporting period, the Company evaluates whether conditions are present that would require bifurcation. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met as described further in Note 7, the Company may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized to interest expense using the effective interest rate method. The impact of convertible instruments on diluted earnings per share is calculated using the if-converted method.
Capped Call Transactions
In connection with the pricing of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock (the "2027 Capped Calls"). The 2027 Capped Calls are purchased call options that give the Company the option to purchase shares of the Company's common stock, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes. The Company's capped call transactions are accounted for as separate transactions from the 2027 Notes and are classified as equity instruments as a reduction to additional paid-in capital in the accompanying consolidated balance sheets. The instruments are initially recorded at fair value and not subsequently remeasured so long as they continue to qualify for equity classification based on the Company's intent and ability for the 2027 Capped Calls to be settled in shares of the Company's common stock. At the end of each reporting period, the Company evaluates whether the instruments continue to qualify for equity classification. The capped call transactions have the effect of reducing the number of shares outstanding if exercised, hence reduces the potential dilution. Therefore, the capped call transactions are anti-dilutive and not included in the calculation of diluted shares outstanding. See Note 7 for additional information on the 2027 Capped Calls.
Fair Value Measurements
Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. Accordingly,

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. The CODM assesses performance for the segment and decides how to allocate resources based on net loss that is reported on the consolidated statements of operations and comprehensive loss. The CODM uses net loss to assess financial performance and allocate resources to align with company-wide goals. Further, the measure of segment assets is reported on the consolidated balance sheets as total assets.
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
Human spaceflight services are those services provided to the majority of the Company's customers. Spaceflight service revenue is recognized at a point in time upon successful completion of a spaceflight. The Company recognizes revenue for membership fees, engineering services and sponsorships over the term of the respective arrangement.
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
Spaceline Operations
Spaceline operations expense includes costs to maintain and operate the Company's spaceflight systems; non-capitalizable costs to build new vehicles and manufacture items required to support the making of the Company's vehicles, such as rocket motors and spare parts; the consumption of rocket motors, fuel and other consumables; costs to maintain and support the Company's astronaut community; and costs to provide payload cargo and engineering services.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Research and Development
Research and development expenses represent costs incurred to support activities that advance the Company's future fleet towards commercialization, including basic research, applied research, concept formulation studies, design, development and related testing activities. Research and development costs consist primarily of equipment, material, and labor costs (including from third-party contractors) for designing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles for next-generation spaceships and motherships, as well as allocated facilities and other supporting overhead costs.
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
Compensation expense for restricted stock units ("RSUs") that will be equity-settled is based on the market price of the shares underlying the awards on the grant date. The Company recognizes the stock-based compensation expense for these RSUs over the requisite service period.
RSUs that are expected to be settled in cash are accounted for as liability-classified awards. Changes in the fair value of these awards are recorded on a quarterly basis through their final vesting. Compensation expense is recognized over the requisite service period of the award, with recognition of a corresponding liability recorded in other current liabilities in the accompanying consolidated balance sheets. Changes in fair value are recognized in stock-based compensation expense.
Performance-Based Awards
The Company has granted performance stock units ("PSUs") with a service-based condition and market-based condition. PSUs with both service-based and market-based conditions vest based on the performance over the requisite service period.
The Company has granted performance-based stock options ("PSOs") with market-based conditions. The number of PSOs that vest depends on the attainment of certain performance measures. The Company recognizes compensation expense on the PSOs over the period between the grant date and the estimated vest date.
The fair value for each PSU and PSO award with market-based conditions as of the grant date is estimated using the Monte-Carlo simulation method. The Monte-Carlo simulation method considers, among other factors, the discount rate and future market conditions.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(3)    Cash, Cash Equivalents and Marketable Securities
The amortized cost, unrealized gain and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$8,232	$—	$8,232
Money market	202,653	—	202,653
Marketable securities:
U.S. treasuries	34,694	37	34,731
Corporate bonds	410,998	172	411,170
	$656,577	$209	$656,786

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$17,727	$—	$17,727
Money market	235,865	—	235,865
Marketable securities:
U.S. treasuries	198,639	44	198,683
Corporate bonds	529,893	258	530,151
	$982,124	$302	$982,426
Interest receivable of $4.2 million and $4.6 million is included in other current assets in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying consolidated statements of operations and comprehensive loss. The Company recognized $16.6 million and $15.6 million in accretion income, net for its marketable securities for the years ended December 31, 2024 and 2023, respectively.
The following table presents the contractual maturities of the Company's marketable securities as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Fair Value
	(In thousands)
Matures within one year	$384,206	$384,621
Matures between one to two years	61,486	61,280
	$445,692	$445,901

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(4)    Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2024	2023
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	9,092
Flight vehicles and rotables	4,331	4,074
Machinery and equipment	42,792	39,983
Information technology software and equipment	45,553	43,256
Leasehold improvements	77,589	37,141
Construction in progress	117,810	34,584
	299,488	169,432
Less: accumulated depreciation and amortization	90,374	75,626
	$209,114	$93,806
(5)     Leases
The Company leases offices and other facilities and certain manufacturing and office equipment under long-term, non-cancelable operating and finance leases.
The components of expense related to leases are as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Operating lease cost	$13,496	$12,403
Variable lease cost	3,842	3,755
Short-term lease cost	22	145

Finance lease cost:
Amortization of assets under finance leases	223	267
Interest on finance lease liabilities	68	80
Total finance lease cost	291	347
Total lease cost	$17,651	$16,650
The components of supplemental cash flow information related to leases are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$13,215	$9,967
Operating cash flows for finance leases	$68	$80
Financing cash flows for finance leases	$193	$235
Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$5,408	$14,001
Finance leases	$51	$255
Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	8.7	9.8
Finance leases (in years)	2.6	3.1
Weighted-average discount rates:
Operating leases	12.2%	12.1%
Finance leases	13.3%	12.9%
The supplemental balance sheet information related to leases is as follows:

	December 31,
	2024	2023
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$58,039	$58,526

Short-term operating lease liabilities	$5,604	$4,350
Long-term operating lease liabilities	67,394	68,864
Total operating lease liabilities	$72,998	$73,214
ROU assets are included in other non-current assets and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
(6)    Other Current Liabilities
The components of other current liabilities are as follows:

	December 31,
	2024	2023
	(In thousands)
Accrued compensation	$30,705	$32,179
Accrued manufacturing sub-contractor and contract labor costs	18,827	9,500
Other	12,289	13,725
	$61,821	$55,404

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The 2027 Notes are convertible at an initial conversion rate of 3.9098 shares of common stock per $1,000 principal amount of the 2027 Notes, which is equal to an initial conversion price of approximately $255.77 per share of common stock, subject to adjustment upon the occurrence of certain events. Noteholders will have the right to convert their notes during any calendar quarter (and only during such calendar quarter) under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company's common stock for each of at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the Notes per share of common stock;
•during the five consecutive business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each day of that period was less than 98% of the product of the last reported sale price of the Company's common stock and the then applicable conversion rate;
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
On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions in cash, in shares of its common stock or in a combination of cash and shares of its common stock. During the years ended December 31, 2024 and 2023, the conditions allowing holders of the 2027 Notes to convert were not met, and as a result, the 2027 Notes were classified as non-current liabilities as of December 31, 2024 and 2023.
The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company's option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. During the years ended December 31, 2024 and 2023, the Company did not redeem any of the 2027 Notes.
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
The net carrying value of the 2027 Notes is as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	December 31,
	2024	2023
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	4,880	7,114
Net carrying amount	$420,120	$417,886
During the years ended December 31, 2024 and 2023, the Company recognized $12.9 million and $12.8 million of interest expense on its 2027 Notes, respectively. Interest expense included $2.2 million of amortized debt issuance costs during each of the years ended December 31, 2024 and 2023.
Capped Call Transactions
In connection with the issuance of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock. The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes, approximately 1.7 million shares of its common stock for approximately $255.77 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2027 Notes, exercisable upon conversion of the 2027 Notes. The 2027 Capped Calls have initial cap prices of $401.20 per share (subject to adjustment), which represents a premium of 100% over the closing price of the Company's common stock on January 13, 2022, and will expire in 2027, if not exercised earlier.
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
(8)    Stockholders' Equity
The total number of shares of all classes of capital stock which the Company has authority to issue is 710,000,000 of which 700,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock, par value $0.0001 per share. No preferred stock was outstanding for either year presented.
At-The-Market Offerings
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
In November 2024, the Company terminated the 2023 ATM Program, having sold a total of 12.8 million shares of common stock and generating $396.2 million in gross proceeds, before deducting $3.9 million in underwriting discounts, commissions and other expenses.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

In November 2024, the Company entered into an open market sale agreement with Jefferies LLC ("Jefferies") providing for the offer and sale of up to $300 million of shares of the Company's common stock from time to time through Jefferies, acting as sales agent, or directly to Jefferies, acting as principal, through an "at-the-market offering" program (the "2024 ATM Program").
As of December 31, 2024, the Company sold a total of 4.1 million shares of common stock under the 2024 ATM Program, generating $29.1 million in gross proceeds since its inception, before deducting $0.9 million in underwriting discounts, commissions and other expenses.
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
The Second A&R Plan was adopted by the Company's board of directors and became effective in April 2024, subject to the approval of the Company’s stockholders, and was approved by the Company’s stockholders in June 2024. The Second A&R Plan amended and restated the Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the “A&R Plan”) and made the following material changes to the A&R Plan: (i) increased the number of shares available by 0.7 million shares with an aggregate of 2.2 million shares reserved for issuance under the Second A&R Plan, (ii) increased the number of shares which may be granted as incentive stock options (“ISOs”) under the Second A&R Plan, such that an aggregate of 2.2 million shares may be granted as incentive stock options under the Second A&R Plan, and (iii) extended the right to grant awards under the plan through June 12, 2034, provided that incentive stock options may not be granted under the Second A&R Plan after April 18, 2034.
Pursuant to the Inducement Plan, the Company has the ability to grant non-qualified stock options, restricted stock awards, stock appreciation rights, RSUs and other stock or cash-based awards to certain prospective employees in connection with their commencement of employment with the Company, who (i) is being hired by the Company or (ii) is being rehired following a bona fide period of interruption of employment by the Company, as an inducement material to their commencing employment. The Company's board of directors adopted the Inducement Plan in June 2023 and reserved 140,000 shares of common stock for the issuance of awards thereunder.
Pursuant to the Second A&R Plan and related predecessor plans, the Company has granted time-based stock options, performance-based stock options ("PSOs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). Pursuant to the Inducement Plan, the Company has granted RSUs.
Common Stock Reserved for Future Issuance
As of December 31, 2024, 0.8 million shares remained available for issuance under the Second A&R Plan and the Inducement Plan.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

A summary of activity for time-based stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	168,247	$272.60	7.1	$—
Granted	—	—
Exercised	—	—
Forfeited	(22,598)	217.80
Outstanding at December 31, 2023	145,649	280.60	6.0	—
Granted	—	—
Exercised	—	—
Forfeited	(19,104)	235.80
Outstanding at December 31, 2024	126,545	$287.43	5.2	$—

Exercisable at December 31, 2024	120,456	$286.58	5.1	$—
The aggregate intrinsic value is calculated based on the difference between the Company's closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Performance-Based Stock Options
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
A summary of activity for PSOs is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	20,284	$179.80	9.2	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2023	20,284	179.80	8.2	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	20,284	$179.80	7.2	$—

Exercisable at December 31, 2024	—	$—	0	$—

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The aggregate intrinsic value is calculated based on the difference between the Company's closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Restricted Stock Units -- Equity-Classified
RSUs typically vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years. The fair value of the Company's RSUs is based on the closing stock price on the date of grant.
A summary of activity for equity-classified RSUs is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	219,376	$252.80
Granted	324,533	82.00
Vested	(127,407)	259.80
Forfeited	(96,875)	157.00
Outstanding at December 31, 2023	319,627	146.60
Granted	578,075	21.27
Vested	(152,019)	179.55
Forfeited	(103,182)	56.71
Outstanding at December 31, 2024	642,501	$40.96
Restricted Stock Units -- Liability-Classified
During the year ended December 31, 2024, the Company granted RSUs that are expected to be settled in cash. The liability-classified RSUs vest annually in equal installments over two years.
A summary of activity for liability-classified RSUs is as follows:

Shares
Outstanding at December 31, 2023	—
Granted	272,626
Vested	—
Forfeited	—
Outstanding at December 31, 2024	272,626
Performance Stock Units
Between 25% and 200% of outstanding PSUs are eligible to vest based on the achievement of certain market-based conditions by specified target dates, subject to continued service through the applicable vesting dates. PSUs with market-based conditions vest based on the Company's common stock performance following the end of the three-year performance measurement period, based on the highest closing price over twenty consecutive trading days during that period. PSUs with market-based conditions cannot vest before the end of the performance measurement period, thus the requisite service period is three years. All PSUs outstanding as of December 31, 2024 and 2023 vest based on market-based conditions following the end of the three-year performance measurement period.
The weighted-average grant date fair value of the PSUs granted in 2023 were estimated using a Monte-Carlo simulation with the following assumptions:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

2023
Expected volatility	96.0%
Risk free interest rate	4.0%
Dividend yield	—%
The expected volatility is a measure of the amount by which a stock price is expected to fluctuate based on historical volatility of the Company's stock price. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant.
A summary of activity for PSUs is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	15,166	$269.20
Granted	47,280	157.20
Vested	—	—
Forfeited	(13,270)	198.80
Outstanding at December 31, 2023	49,176	208.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	49,176	$208.40
Stock-Based Compensation
A summary of the components of stock-based compensation expense included in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Stock option and PSO expense:
Spaceline operations	$—	$379
Research and development	—	1,412
Selling, general and administrative	2,320	4,950
Total stock option and PSO expense	2,320	6,741

RSU and PSU expense:
Spaceline operations	4,023	2,494
Research and development	3,817	7,665
Selling, general and administrative	19,592	27,196
Special charges	—	162
Total RSU and PSU expense	27,432	37,517
Total stock-based compensation expense	29,752	44,258
Less: stock-based compensation expense for liability-classified awards	643	—
Stock-based compensation expense for equity-classified awards	$29,109	$44,258
As of December 31, 2024, the Company had unrecognized stock-based compensation expense of $1.1 million for stock options, which is expected to be recognized over a weighted-average period of 0.8 years. There was no

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

unrecognized stock-based compensation expense for PSOs. Unrecognized stock-based compensation expense as of December 31, 2024 for RSUs and PSUs totaled $23.3 million and $2.2 million, respectively, which are expected to be recognized over a weighted-average period of 2.2 years and 1.1 years, respectively.
(10)    Special Charges
In November 2023, the Company commenced a restructuring plan designed to decrease costs and strategically realign its resources. In connection with this plan, the Company announced a workforce reduction of approximately 185 employees, constituting approximately 18% of its workforce. As a result, the Company recorded $4.4 million in severance and related benefit costs for the involuntarily terminated employees as special charges during the year ended December 31, 2023.
In January 2024, the Company fully paid the $1.4 million liability balance associated with these costs that was accrued at December 31, 2023.
(11)    Employee Benefit Plan
The Company has a defined contribution plan, under which the Company makes contributions to the plan based upon a percentage of the employees’ elected contributions. Obligations for Company contributions to the defined contribution plan is recognized in the consolidated statements of operations and comprehensive loss, as incurred. During the years ended December 31, 2024 and 2023, the Company incurred contribution expenses of $6.3 million and $7.3 million, respectively.
(12)    Income Taxes
Loss before income taxes consists of the following components:

	Year Ended December 31,
	2024	2023
	(In thousands)

United States	$(346,826)	$(502,123)
International	160	239
Loss before income taxes	$(346,666)	$(501,884)
The components of income tax expense are as follows:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2024
Federal	$—	$—	$—
State	10	—	10
Foreign	132	(68)	64
	$142	$(68)	$74

Year ended December 31, 2023
Federal	$—	$—	$—
State	6	—	6
Foreign	358	89	447
	$364	$89	$453

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Significant items comprising the Company’s deferred taxes are as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating losses	$447,735	$368,064
Research and development credits	82,432	65,406
Capitalized research and experimental expenditures	129,951	107,456
Accruals not currently deductible	6,971	7,327
Lease-related liabilities	18,971	18,976
Property, plant and equipment	2,589	1,926
Goodwill	189,132	207,221
Stock-based compensation	4,529	5,778
Related party expenses	3,452	3,086
Other	976	3,030
Total gross deferred tax assets	886,738	788,270
Valuation allowance	(870,427)	(770,533)
Net deferred tax assets	16,311	17,737
Deferred tax liabilities:
Property, plant and equipment	(50)	(132)
Tenant improvement allowance	—	(388)
Marketable securities amortization/accretion	(1,269)	(2,306)
Operating lease right-of-use assets	(14,986)	(15,026)
Other	(56)	—
Total gross deferred tax liabilities	(16,361)	(17,852)
Net deferred tax liabilities	$(50)	$(115)
Based on the Company's earnings history and available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that a substantial portion of its deferred tax assets will not be realized in the future. As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $870.4 million and $770.5 million, respectively, against its deferred tax assets that were determined to not be more likely than not realizable.
A reconciliation of income tax expense with the amount computed by applying the federal statutory tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Expected income tax benefit at the federal statutory rate	$(72,800)	$(105,395)
State income taxes	(20,389)	(30,853)
Research and development	(13,941)	(17,050)
Change in valuation allowance	99,885	138,854
Stock-based compensation	7,120	12,128
Revaluation of state deferred tax asset	—	2,005
Other, net	199	764
	$74	$453

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had approximately $1.8 billion and $1.6 billion of federal and state net operating loss ("NOL") carryforwards, respectively. All NOLs incurred during the year ended December 31, 2019 and thereafter are carried forward indefinitely for federal tax purposes. California has not conformed to the indefinite carry forward period for NOLs. The NOLs begin expiring in the calendar year 2039 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of Internal Revenue Code ("IRC") Section 41 and are, therefore, eligible for the increasing research activities credit under IRC Section 41. The research and development ("R&D") tax credit carryforward as of December 31, 2024 is $74.2 million and $36.5 million for federal and state purposes, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2039 for federal purposes. R&D credits generated for California purposes carry forward indefinitely.
Under Section 382 of the IRC, the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year, may be limited if the Company experiences an “ownership change.” A Section 382 “ownership change" generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may in the future experience one or more Section 382 “ownership changes.” If so, the Company may not be able to utilize a material portion of its NOL carryforwards and tax credits, even if the Company achieves profitability.
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
As of December 31, 2024, the Company has total uncertain tax positions of $20.6 million, which is net of tax. The balance is related to the R&D tax credit, which is recorded as a reduction of the deferred tax asset related credit carry-forwards. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Balance at the beginning of the year	$16,351	$10,120
Additions based on tax positions related to current year	4,256	6,231
Balance at the end of year	$20,607	$16,351
It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal income tax, as well as to income tax in multiple state jurisdictions and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2024. The U.S. federal and state income tax returns for the period from October 26, 2019 through December 31, 2019 and annual periods thereafter remain subject to examination. The statute of limitations for the Company's foreign tax jurisdiction is open for tax years after December 31, 2021.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(13)     Earnings Per Share
The following table presents net loss per share and related information:

	Year Ended December 31,
	2024	2023
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(346,740)	$(502,337)
Weighted-average common shares outstanding	24,955	16,863
Basic and diluted net loss per share	$(13.89)	$(29.79)
Basic and dilutive net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
A summary of the total number of shares excluded in the diluted net loss per share calculation is as follows:

	December 31,
	2024	2023
	(In thousands)
Stock options issued and outstanding	127	146
Performance stock options issued and outstanding	20	20
Unvested equity- classified restricted stock units issued and outstanding	643	320
Unvested performance stock units issued and outstanding	49	49
Shares related to the 2027 Notes (if-converted)	1,662	1,662
	2,501	2,197
(14)    Fair Value Measurements
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$202,653	$—	$—	$202,653
U.S. treasuries	34,731	—	—	34,731
Corporate bonds	—	411,170	—	411,170
Total assets at fair value	$237,384	$411,170	$—	$648,554

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$235,865	$—	$—	$235,865
U.S. treasuries	198,683	—	—	198,683
Corporate bonds	—	530,151	—	530,151
Total assets at fair value	$434,548	$530,151	$—	$964,699
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$186,252	$—	$186,252
Total liabilities at fair value	$—	$186,252	$—	$186,252

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$189,937	$—	$189,937
Total liabilities at fair value	$—	$189,937	$—	$189,937
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.
(15)    Commitments and Contingencies
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable operating leases and future minimum finance lease payments as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Year ending December 31:
2025	$14,038	$241
2026	14,012	190
2027	13,951	76
2028	13,340	36
2029	12,959	10
Thereafter	52,327	—
Total payments	120,627	553
Less: present value discount/imputed interest	47,629	80
Present value of lease liabilities	$72,998	$473
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 31, 2024, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

A hearing on the motion for a preliminary injunction took place on May 24, 2024. On June 20, 2024, the Court denied the preliminary injunction sought by Boeing, and ordered that the Company could use the disputed documents internally, and with third parties under a non-disclosure agreement, for the purpose of developing a new mothership.

On October 2, 2024, Boeing and the Company executed a “Material Terms of Settlement Agreement,” endorsed by Magistrate Judge Lindsey R. Vaala of the United States District Court for the Eastern District of Virginia, by which they agreed to resolve all disputes between them relating to the lawsuits. The parties entered into a final Settlement Agreement effective October 31, 2024, and the litigation was dismissed in its entirety on November 4, 2024. The Company has reflected a benefit associated with this settlement in research and development expense in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.
Lavin v. the Company
On May 28, 2021, a putative class action complaint was filed against the Company in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc., Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Exchange Act of 1934 against the Company and certain of its current and former officers and directors on behalf of a putative class of investors who purchased the Company's common stock between July 10, 2019 and October 14, 2021.
The amended complaint alleged, among other things, that the Company and certain of its current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of the Company's ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The defendants moved to dismiss the amended complaint and, on November 7, 2022, the court granted in part and denied in part the defendants’ motion and gave the plaintiffs leave to file a further amended complaint.
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
On August 21, 2024, plaintiffs filed a third amended complaint in which Xinqiang Cui, Justin Carlough, Jennifer Ortiz, Richard O’Keefe-Jones, Vipul Gupta, Maria Josephine Rosales, and Hesham Ibrahim (previously named plaintiffs), were designated by plaintiffs as lead plaintiffs (in addition to Robert Scheele and Mark Kusnier), and an additional named plaintiff, Montgomery Brantley, was added. The third amended complaint contains substantively the same allegations as in the second amended complaint. On September 11, 2024, defendants filed an answer to plaintiffs’ third amended complaint.
On October 12, 2024, plaintiffs filed a motion to certify their proposed class. The defendants filed an opposition to plaintiffs’ motion on December 20, 2024, and plaintiffs filed their reply on January 24, 2025. The Company intends to continue to vigorously defend against this matter.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
Espinosa derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On September 3, 2024, alleged shareholder Kimberly Espinosa filed a derivative complaint purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the Delaware Court of Chancery captioned Espinosa v. Branson et al., Case No. 2024-0895-JTL. The complaint asserts claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The case is at a preliminary stage.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(16)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the years ended December 31, 2024 and 2023, the Company incurred royalty expenses of $1.5 million and $0.6 million, respectively.
(17)    Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$329	$658
Interest	10,625	15,938

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$11,054	$7,464
Transfer of other assets to rotables in property, plant and equipment	—	2,985
Issuance of common stock through RSUs vested	2,346	9,560