Form 10-Q
period 2025-03-31
Virgin Galactic Holdings, Inc
filed 2025-05-15
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 8, 2025, there were 41,574,845 shares of the Company’s common stock outstanding.

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
•extensive and evolving government regulation that impact the way we operate, including the potential negative effects of changes in United States tariff and import/export regulations;
•risks associated with international expansion;
•our ability to maintain effective internal control over financial reporting and disclosure and procedures; and
•our ability to continue to use, maintain, enforce, protect and defend our owned and licensed intellectual property, including the Virgin brand.

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K") and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$140,763	$178,605
Restricted cash	31,391	32,280
Marketable securities, short-term	348,754	384,621
Other current assets	26,659	32,430
Total current assets	547,567	627,936
Marketable securities, long-term	45,605	61,280
Property, plant and equipment, net	249,219	209,114
Other non-current assets	61,542	62,895
Total assets	$903,933	$961,225
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,956	$3,696
Customer deposits	82,197	84,493
Other current liabilities	58,671	61,821
Total current liabilities	143,824	150,010
Non-current liabilities:
Convertible senior notes, net	420,689	420,120
Other long-term liabilities	67,249	68,815
Total liabilities	631,762	638,945
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 39,991,026 and 32,995,822 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	3
Additional paid-in capital	2,829,428	2,794,871
Accumulated deficit	(2,557,359)	(2,472,872)
Accumulated other comprehensive income	98	278
Total stockholders' equity	272,171	322,280
Total liabilities and stockholders' equity	$903,933	$961,225
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$461	$1,985

Operating expenses:
Spaceline operations	20,826	22,591
Research and development	33,310	58,969
Selling, general and administrative	30,550	27,884
Depreciation and amortization	4,223	3,699
Total operating expenses	88,909	113,143

Operating loss	(88,448)	(111,158)

Interest income	7,215	12,308
Interest expense	(3,240)	(3,227)
Other income, net	34	145
Loss before income taxes	(84,439)	(101,932)
Income tax expense	48	80
Net loss	(84,487)	(102,012)
Other comprehensive loss:
Foreign currency translation adjustment	(4)	(8)
Unrealized loss on marketable securities	(176)	(864)
Total comprehensive loss	$(84,667)	$(102,884)

Net loss per share:
Basic and diluted	$(2.38)	$(5.10)

Weighted-average shares outstanding:
Basic and diluted	35,440	20,019
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	19,995,449	$2	$2,631,235	$(2,126,132)	$371	$505,476
Net loss	—	—	—	(102,012)	—	(102,012)
Other comprehensive loss	—	—	—	—	(872)	(872)
Stock-based compensation for equity-classified awards	—	—	8,045	—	—	8,045
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	13,735	—	(269)	—	—	(269)
Issuance of common stock pursuant to at-the-market offering	254,445	—	7,272	—	—	7,272
Transaction costs	—	—	(58)	—	—	(58)
Balance at March 31, 2024	20,263,629	$2	$2,646,225	$(2,228,144)	$(501)	$417,582

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	32,995,822	$3	$2,794,871	$(2,472,872)	$278	$322,280
Net loss	—	—	—	(84,487)	—	(84,487)
Other comprehensive loss	—	—	—	—	(180)	(180)
Stock-based compensation for equity-classified awards	—	—	4,833	—	—	4,833
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	49,040	—	(50)	—	—	(50)
Issuance of common stock pursuant to at-the-market offering	6,946,164	1	30,729	—	—	30,730
Transaction costs	—	—	(955)	—	—	(955)
Balance at March 31, 2025	39,991,026	$4	$2,829,428	$(2,557,359)	$98	$272,171
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(84,487)	$(102,012)
Stock-based compensation	4,769	8,244
Depreciation and amortization	4,223	3,699
Amortization of debt issuance costs	569	552
Accretion of marketable securities purchased at a discount	(2,193)	(5,328)
Other non-cash items	(14)	—
Change in operating assets and liabilities:
Other current and non-current assets	5,749	3,835
Accounts payable	(751)	(7,480)
Customer deposits	(2,296)	(5,507)
Other current and non-current liabilities	(1,487)	(9,232)
Net cash used in operating activities	(75,918)	(113,229)
Cash flows from investing activities:
Capital expenditures	(46,047)	(13,072)
Purchases of marketable securities	(104,607)	(161,843)
Proceeds from maturities and calls of marketable securities	158,121	257,414
Other investing activities	8	598
Net cash provided by investing activities	7,475	83,097
Cash flows from financing activities:
Payments of finance lease obligations	(46)	(60)
Proceeds from issuance of common stock	30,730	7,272
Withholding taxes paid on behalf of employees on net settled stock-based awards	(50)	(269)
Transaction costs related to issuance of common stock	(922)	(52)
Net cash provided by financing activities	29,712	6,891
Net decrease in cash, cash equivalents and restricted cash	(38,731)	(23,241)
Cash, cash equivalents and restricted cash at beginning of period	210,885	253,592
Cash, cash equivalents and restricted cash at end of period	$172,154	$230,351

Cash and cash equivalents	$140,763	$195,433
Restricted cash	31,391	34,918
Cash, cash equivalents and restricted cash	$172,154	$230,351
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
The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to the significant accounting policies presented in the audited consolidated financial statements contained in the Annual Report on Form 10-K that would have a material impact on the accompanying condensed consolidated financial statements.
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
The amortized cost, unrealized gain and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$7,794	$—	$7,794
Money market	164,360	—	164,360
Marketable securities:
U.S. treasuries	118,735	3	118,738
Corporate bonds	275,591	30	275,621
	$566,480	$33	$566,513

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$8,232	$—	$8,232
Money market	202,653	—	202,653
Marketable securities:
U.S. treasuries	34,694	37	34,731
Corporate bonds	410,998	172	411,170
	$656,577	$209	$656,786
Interest receivable of $3.5 million and $4.2 million is included in other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $2.2 million and $5.3 million in accretion income, net for its marketable securities for the three months ended March 31, 2025 and 2024, respectively.
The following table presents the contractual maturities of the Company's marketable securities as of March 31, 2025:

	March 31, 2025
	Amortized Cost	Fair Value
	(In thousands)
Matures within one year	$348,711	$348,754
Matures between one to two years	45,615	45,605
	$394,326	$394,359

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(3)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	10,111
Flight vehicles and rotables	4,331	4,331
Machinery and equipment	42,948	42,792
Information technology software and equipment	47,314	45,553
Leasehold improvements	77,652	77,589
Construction in progress	160,084	117,810
	343,742	299,488
Less: accumulated depreciation and amortization	94,523	90,374
	$249,219	$209,114
(4)    Leases
The components of expense related to leases are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$3,399	$3,459
Variable lease cost	707	1,144
Short-term lease cost	—	6

Finance lease cost:
Amortization of assets under finance leases	51	67
Interest on finance lease liabilities	15	19
Total finance lease cost	66	86
Total lease cost	$4,172	$4,695

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$3,455	$3,250
Operating cash flows for finance leases	$15	$19
Financing cash flows for finance leases	$46	$60

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$5	$—

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	8.5	9.5
Finance leases (in years)	2.4	3.0

Weighted-average discount rates:
Operating leases	12.2%	12.1%
Finance leases	13.3%	13.1%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$56,719	$58,039

Short-term operating lease liabilities	$5,794	$5,604
Long-term operating lease liabilities	65,872	67,394
Total operating lease liabilities	$71,666	$72,998

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(5)    Other Current Liabilities
The components of other current liabilities are as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued compensation	$20,866	$30,705
Accrued manufacturing sub-contractor and contract labor costs	20,763	18,827
Other	17,042	12,289
	$58,671	$61,821
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
The net carrying value of the 2027 Notes is as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	4,311	4,880
Net carrying amount	$420,689	$420,120
During each of the three months ended March 31, 2025 and 2024, the Company recognized $3.2 million of interest expense on the 2027 Notes. Interest expense included $0.6 million of amortized debt issuance costs during each of the three months ended March 31, 2025 and 2024.
(7)    Stockholders' Equity
In June 2023, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an "Agent" and collectively, the "Agents") providing for the offer and sale of up to $400 million of shares of the Company's common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
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
During the three months ended March 31, 2025, the Company sold 6.9 million shares of common stock under the 2024 ATM Program and generated $30.7 million in gross proceeds, before deducting $0.9 million in underwriting discounts, commissions and other expenses.
As of March 31, 2025, the Company sold a total of 11.1 million shares of common stock under the 2024 ATM Program, generating $59.8 million in gross proceeds since its inception, before deducting $1.8 million in underwriting discounts, commissions and other expenses.

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
A summary of the components of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Stock option and PSO expense:
Selling, general and administrative	$441	$617

RSU and PSU expense:
Spaceline operations	435	1,168
Research and development	402	1,106
Selling, general and administrative	3,491	5,353
Total RSU and PSU expense	4,328	7,627
Total stock-based compensation expense	4,769	8,244
Less: stock-based compensation expense for liability-classified awards	(64)	199
Stock-based compensation expense for equity-classified awards	$4,833	$8,045
As of March 31, 2025, the Company had unrecognized stock-based compensation expense of $0.7 million for stock options, which is expected to be recognized over a weighted-average period of 0.6 years. There was no unrecognized stock-based compensation expense for PSOs. Unrecognized stock-based compensation expense as of March 31, 2025 for RSUs and PSUs totaled $38.7 million and $1.4 million, respectively, which are expected to be recognized over weighted-average periods of 2.6 years and 1.0 years, respectively.
(9)    Income Taxes
Income tax expense was $48,000 and $80,000 for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate was nil for each of the three months ended March 31, 2025 and 2024. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(84,487)	$(102,012)
Weighted-average common shares outstanding	35,440	20,019
Basic and diluted net loss per share	$(2.38)	$(5.10)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three months ended March 31, 2025 and 2024 were 7.0 million and 2.5 million, respectively.
(11)    Fair Value Measurements
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
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$164,360	$—	$—	$164,360
U.S. treasuries	118,738	—	—	118,738
Corporate bonds	—	275,621	—	275,621
Total assets at fair value	$283,098	$275,621	$—	$558,719

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$202,653	$—	$—	$202,653
U.S. treasuries	34,731	—	—	34,731
Corporate bonds	—	411,170	—	411,170
Total assets at fair value	$237,384	$411,170	$—	$648,554
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$174,450	$—	$174,450
Total liabilities at fair value	$—	$174,450	$—	$174,450

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$186,252	$—	$186,252
Total liabilities at fair value	$—	$186,252	$—	$186,252
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(12)    Commitments and Contingencies
Leases
Future minimum lease payments under non-cancellable operating leases and future minimum finance lease payments as of March 31, 2025 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2025 (for the remaining period)	$10,555	$182
2026	14,012	192
2027	13,951	77
2028	13,340	38
2029	12,959	11
Thereafter	52,327	—
Total payments	117,144	500
Less: present value discount/imputed interest	45,478	73
Present value of lease liabilities	$71,666	$427
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 31, 2025, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

Lavin v. the Company
On May 28, 2021, a putative class action complaint was filed against the Company in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc. ("Lavin Action"), Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Exchange Act of 1934 against the Company and certain of its current and former officers and directors on behalf of a putative class of investors who purchased the Company's common stock between July 10, 2019 and October 14, 2021.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
On October 12, 2024, plaintiffs filed a motion to certify their proposed class. The defendants filed an opposition to plaintiffs’ motion on December 20, 2024, plaintiffs filed their reply on January 24, 2025, and defendants filed a sur-reply on March 21, 2025. The motion is pending before the Court.
On February 12, 2025, plaintiffs submitted a letter request to the Court seeking permission to file a motion for leave to file a Fourth Amended Complaint. On March 17, 2025, the Court granted plaintiffs’ request to file a motion for leave to amend, which plaintiffs did on March 26, 2025. Defendants filed their opposition on April 11, 2025, and plaintiffs filed their reply on April 23, 2025. The Company intends to continue to vigorously defend against this matter.
Spiteri, Grenier, Laidlaw, St. Jean, and Gera derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 21, 2022, March 1, 2022, September 21, 2022, December 13, 2022, and July 11, 2024, five alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of the Company's current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933 (“Spiteri Action”), Grenier v. Branson et al., Case No. 1:22-cv-01100 (“Grenier Action”), Laidlaw v. Branson et al., Case No. 1:22-cv-05634 (“Laidlaw Action”), St. Jean v. Branson et al., Case No. 1:22-cv-7551 (“St. Jean Action”), and Gera v. Branson et al., Case No. 24-cv-04795 (“Gera Action”), respectively. On May 4, 2022, the Spiteri and Grenier Actions were consolidated and recaptioned In re Virgin Galactic Holdings, Inc. Derivative Litigation, Case No. 1:22-cv-00933 (“Consolidated Derivative Action”). On September 30, 2023, the Laidlaw Action was consolidated into the Consolidated Derivative Action. On September 12, 2024, the Gera Action was consolidated into the Consolidated Derivative Action. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. Per Court orders adopting the parties’ stipulations, the Consolidated Derivative Action and St. Jean Action are stayed until the close of fact discovery in the Lavin Action.
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

The complaint seeks an unspecified sum of damages, restitution, expenses, attorneys’ fees, and other equitable relief. Per the Court’s order adopting the parties’ stipulation, the case is stayed until the close of fact discovery in the Lavin Action.
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
(13)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the three months ended March 31, 2025 and 2024, the Company incurred royalty expenses of $0.5 million and $0.3 million, respectively.
(14)    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$—	$94

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$9,276	$7,951
Issuance of common stock through RSUs vested	173	585

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report on Form 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space travel experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties. To expand capacity, we are currently developing our next-generation spaceflight vehicles. These next-generation spaceflight vehicles, which include our Delta Class spaceships and additional launch vehicles, are expected to dramatically increase our annual flight rate. In addition, we are exploring the opportunity to use a derivative model of our launch vehicle as a High-Altitude, Long-Endurance ("HALE") aircraft, which we believe could be utilized for several types of government and research purposes.
Recent Developments
The development of our new Delta Class spaceships is on track. We are progressing through our build milestones with key tools and materials continuing to arrive at our spaceship final assembly facility. With our new Delta Class spaceships, we expect to commence commercial service with our first research spaceflight anticipated in the summer of 2026 and the first private astronaut spaceflight anticipated in the fall of 2026.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”
Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. Our sales remain paused, but we expect to open tranches of sales reservations in the first quarter of 2026 as we approach the start of commercial service. As of March 31, 2025, we have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $189 million in expected future spaceflight revenue upon completion of the spaceflights.
Safety Performance of Our Spaceflight Systems
Our spaceflight systems are highly specialized with sophisticated and complex technology. We have built operational processes to ensure that the design, manufacture, performance and service of our spaceflight systems meet rigorous quality standards. However, our spaceflight systems are still subject to operational and process risks, such as manufacturing and design issues, human errors, or cyber-attacks. Any actual or perceived safety issues may result in significant reputational harm to our business and our ability to generate spaceflight revenue.

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue	$461	$1,985

Operating expenses:
Spaceline operations	20,826	22,591
Research and development	33,310	58,969
Selling, general and administrative	30,550	27,884
Depreciation and amortization	4,223	3,699
Total operating expenses	88,909	113,143

Operating loss	(88,448)	(111,158)

Interest income	7,215	12,308
Interest expense	(3,240)	(3,227)
Other income, net	34	145
Loss before income taxes	(84,439)	(101,932)
Income tax expense	48	80
Net loss	$(84,487)	$(102,012)

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue
Revenue for the three months ended March 31, 2025 was primarily attributable to access fees related to our astronaut community. Revenue for the three months ended March 31, 2024 was primarily attributable to revenue generated from our commercial spaceflight and access fees related to our astronaut community. During the third quarter of 2024, we paused our Unity spaceflights and we expect to commence commercial service in the summer of 2026.
Spaceline Operations

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(In thousands, except %)
Spaceline operations	$20,826	$22,591	$(1,765)	(8)%
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
Spaceline operations expense decreased from $22.6 million for the three months ended March 31, 2024 to $20.8 million for the three months ended March 31, 2025. The decrease was primarily driven by a $2.5 million decrease in cash compensation and other employee benefit costs.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(In thousands, except %)
Research and development	$33,310	$58,969	$(25,659)	(44)%
Research and development expenses represent costs incurred to support activities that advance our future fleet towards commercialization, including basic research, applied research, concept formulation studies, design, development, and related testing activities. Research and development costs consist primarily of equipment, material, and labor costs (including from third-party contractors) for designing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles for our next-generation spaceships and launch vehicles, as well as allocated facilities and other supporting overhead costs.
Research and development expenses decreased from $59.0 million for the three months ended March 31, 2024 to $33.3 million for the three months ended March 31, 2025. The decrease was primarily driven by a $17.6 million decrease in sub-contractor and contract labor costs associated with the development of our next generation spaceflight vehicles and an $8.6 million decrease in cash compensation and other employee benefit costs.
Selling, General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(In thousands, except %)
Selling, general and administrative	$30,550	$27,884	$2,666	10%
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
Selling, general and administrative expenses increased from $27.9 million for the three months ended March 31, 2024 to $30.6 million for the three months ended March 31, 2025. The increase was primarily driven by a $1.1 million increase in legal costs and a $0.6 million increase in cash compensation and other employee benefit costs.
Depreciation and Amortization
Depreciation and amortization expense increased from $3.7 million for the three months ended March 31, 2024 to $4.2 million for the three months ended March 31, 2025. The increase was primarily due to the acquisition of property, plant and equipment.
Interest Income
Interest income decreased from $12.3 million for the three months ended March 31, 2024 to $7.2 million for the three months ended March 31, 2025. The decrease was primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense was $3.2 million for each of the three months ended March 31, 2025 and 2024. Interest expense primarily consisted of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense

Income tax expense was immaterial for the three months ended March 31, 2025 and 2024. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense was primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.

Liquidity and Capital Resources
As of March 31, 2025, we had total cash, cash equivalents and restricted cash of $172.2 million and total marketable securities of $394.4 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(75,918)	$(113,229)
Investing activities	7,475	83,097
Financing activities	29,712	6,891
Net decrease in cash, cash equivalents and restricted cash	$(38,731)	$(23,241)
Operating Activities
Net cash used in operating activities was $75.9 million for the three months ended March 31, 2025, and consisted primarily of $84.5 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $4.8 million and depreciation and amortization expense of $4.2 million, partially offset by $2.2 million of accretion of marketable securities purchased at a discount and $1.2 million of net changes in operating assets and liabilities.
Net cash used in operating activities was $113.2 million for the three months ended March 31, 2024, and consisted primarily of $102.0 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $8.2 million and depreciation and amortization expense of $3.7 million, partially offset by $5.3 million of accretion of marketable securities purchased at a discount and $18.4 million of net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $7.5 million for the three months ended March 31, 2025, and consisted primarily of $158.1 million in proceeds from maturities and calls of marketable securities, partially offset by $104.6 million in purchases of marketable securities and $46.0 million in capital expenditures.
Net cash provided by investing activities was $83.1 million for the three months ended March 31, 2024, and consisted primarily of $257.4 million in proceeds from maturities and calls of marketable securities, partially offset by $161.8 million in purchases of marketable securities and $13.1 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $29.7 million for the three months ended March 31, 2025, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program.
Net cash provided by financing activities was $6.9 million for the three months ended March 31, 2024, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program.
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

•hire additional personnel in manufacturing operations, testing programs, maintenance operations and guest services as we increase the volume of our spaceflights; and
•scale up required operational facilities, such as hangars and warehouses.
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
Issuances of Common Stock
In June 2023, we entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an "Agent" and collectively, the "Agents") providing for the offer and sale of up to $400 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an "at-the-market offering" program (the "2023 ATM Program").
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
During the three months ended March 31, 2025, we sold 6.9 million shares of common stock under the 2024 ATM Program and generated $30.7 million in gross proceeds, before deducting $0.9 million in underwriting discounts, commissions and other expenses.
As of March 31, 2025, we sold a total of 11.1 million shares of common stock under the 2024 ATM Program, generating $59.8 million in gross proceeds since its inception, before deducting $1.8 million in underwriting discounts, commissions and other expenses.
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
Beyond the next twelve months, our principal demand for funds will be to sustain our operations, operate our spaceline at Spaceport America in New Mexico, and expand our fleet of spaceships, launch vehicles, and supporting facilities. We expect to generate revenue from our spaceflight program, which is expected to restart in 2026. To the extent this source of capital as well as sources of capital described above are insufficient to meet our needs, we may need to seek additional debt or equity financing.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to below have the greatest potential impact on our condensed consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
During the fiscal quarter ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 12 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K other than to update the Risk Factor below.
Changes to United States tariff and import/export regulations may have a negative effect on us.

While most of our suppliers and operations are located within the U.S., we cannot give assurance that we will not be negatively impacted by any of the following factors relating to tariffs and other trade-related policies that could depress economic activity and restrict our access to suppliers or customers in the future. The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed agencies to reassess key aspects of U.S. trade policy, and there has been ongoing debate and uncertainty surrounding potential changes to trade agreements, tariff structures, and foreign investment regulations. Shifts in trade policy—whether through legislation, executive action, or international negotiation—could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the U.S. and its key partners.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Ratification of Prior Shares Issued

On March 14, 2025, our board of directors (the “Board”) adopted resolutions (the “Resolutions”) approving the ratification of the issuance of 351,313 shares of common stock (the “Specified Shares”) that were sold pursuant to an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “ATM Program”), which may constitute shares of putative stock pursuant to Section 204 of the Delaware General Corporation Law (the “DGCL”) (the “Ratification”). The issuance of such shares occurred between the dates of March 4, 2025 and March 6, 2025 and, due to the Specified Shares being sold to the public pursuant to the ATM Program at a price per share that was below the floor price that had been previously established by the Board, the Board determined that (i) the failure to obtain approval of the Board to sell the Specified Shares at such prices constituted a “failure of authorization” (as defined in Section 204(h) of the DGCL) causing a “defective corporate act” (as defined in Section 204(h) of the DGCL), and (ii) the Specified Shares constitute putative stock. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions, must be brought within 120 days from the giving of this notice (which is deemed given on the date that this Quarterly Report on Form 10-Q is filed with the SEC).

10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	06/14/2024
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38202	3.1	03/14/2024
10.1	Form of Long-Term Incentive Performance Award Agreement under the 2019 Incentive Award Plan					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: May 15, 2025		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)