Form 10-Q
period 2025-06-30
Virgin Galactic Holdings, Inc
filed 2025-08-06
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 30, 2025, there were 57,590,965 shares of the Company’s common stock outstanding.

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
•the effect of terrorist activity, armed conflict (including any escalation of hostilities arising out of the ongoing conflicts between Russia and Ukraine, Israel and Hamas, Israel and Iran, or other geopolitical conflicts), natural disasters or pandemic diseases on the economy generally, on our future financial or operational results, or our access to additional financing;
•consumer preferences and discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;
•extensive and evolving government regulation that impact the way we operate, including the potential negative effects of changes in United States tariff and import/export regulations;
•risks associated with international expansion;
•our expectations regarding the resolution of certain legal proceedings, including anticipated settlement amounts and timing, which may be subject to change based on various factors, including court approvals and negotiations with involved parties;
•our ability to maintain effective internal control over financial reporting and disclosure and procedures; and

•our ability to continue to use, maintain, enforce, protect and defend our owned and licensed intellectual property, including the Virgin brand.
Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$163,547	$178,605
Restricted cash	30,180	32,280
Marketable securities, short-term	305,788	384,621
Other current assets	33,280	32,430
Total current assets	532,795	627,936
Marketable securities, long-term	8,237	61,280
Property, plant and equipment, net	305,878	209,114
Other non-current assets	51,907	62,895
Total assets	$898,817	$961,225
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,350	$3,696
Customer deposits	80,871	84,493
Other current liabilities	66,209	61,821
Total current liabilities	157,430	150,010
Non-current liabilities:
Convertible senior notes, net	421,263	420,120
Other long-term liabilities	56,751	68,815
Total liabilities	635,444	638,945
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 55,786,653 and 32,995,822 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	3
Additional paid-in capital	2,888,020	2,794,871
Accumulated deficit	(2,624,639)	(2,472,872)
Accumulated other comprehensive income (loss)	(14)	278
Total stockholders' equity	263,373	322,280
Total liabilities and stockholders' equity	$898,817	$961,225
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$406	$4,220	$867	$6,205

Operating expenses:
Spaceline operations	14,206	27,288	35,032	49,879
Research and development	20,121	41,535	53,431	100,504
Selling, general and administrative	31,850	33,931	62,400	61,815
Depreciation and amortization	4,171	3,256	8,394	6,955
Total operating expenses	70,348	106,010	159,257	219,153

Operating loss	(69,942)	(101,790)	(158,390)	(212,948)

Interest income	5,832	11,108	13,047	23,416
Interest expense	(3,247)	(3,230)	(6,487)	(6,457)
Other income, net	40	171	74	316
Loss before income taxes	(67,317)	(93,741)	(151,756)	(195,673)
Income tax expense (benefit)	(37)	34	11	114
Net loss	(67,280)	(93,775)	(151,767)	(195,787)
Other comprehensive loss:
Foreign currency translation adjustment	22	2	18	(6)
Unrealized loss on marketable securities	(134)	(84)	(310)	(948)
Total comprehensive loss	$(67,392)	$(93,857)	$(152,059)	$(196,741)

Net loss per share:
Basic and diluted	$(1.47)	$(4.36)	$(3.74)	$(9.43)

Weighted-average shares outstanding:
Basic and diluted	45,641	21,484	40,569	20,752
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

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	32,995,822	$3	$2,794,871	$(2,472,872)	$278	$322,280
Net loss	—	—	—	(84,487)	—	(84,487)
Other comprehensive loss	—	—	—	—	(180)	(180)
Stock-based compensation for equity-classified awards	—	—	4,833	—	—	4,833
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	49,040	—	(50)	—	—	(50)
Issuance of common stock pursuant to at-the-market offering	6,946,164	1	30,729	—	—	30,730
Transaction costs	—	—	(955)	—	—	(955)
Balance at March 31, 2025	39,991,026	4	2,829,428	(2,557,359)	98	272,171
Net loss	—	—	—	(67,280)	—	(67,280)
Other comprehensive loss	—	—	—	—	(112)	(112)
Stock-based compensation for equity-classified awards	—	—	4,741	—	—	4,741
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	69,473	—	(55)	—	—	(55)
Issuance of common stock pursuant to at-the-market offering	15,726,154	2	55,598	—	—	55,600
Transaction costs	—	—	(1,692)	—	—	(1,692)
Balance at June 30, 2025	55,786,653	$6	$2,888,020	$(2,624,639)	$(14)	$263,373
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(151,767)	$(195,787)
Stock-based compensation	9,601	16,480
Depreciation and amortization	8,394	6,955
Amortization of debt issuance costs	1,143	1,109
Accretion of marketable securities purchased at a discount	(4,007)	(9,975)
Other non-cash items	(22)	694
Change in operating assets and liabilities:
Other current and non-current assets	(550)	6,272
Accounts payable	3,965	5,017
Customer deposits	(3,622)	(10,115)
Other current and non-current liabilities	5,501	(13,011)
Net cash used in operating activities	(131,364)	(192,361)
Cash flows from investing activities:
Capital expenditures	(104,408)	(47,487)
Purchases of marketable securities	(220,925)	(348,833)
Proceeds from maturities and calls of marketable securities	355,959	479,398
Other investing activities	8	598
Net cash provided by investing activities	30,634	83,676
Cash flows from financing activities:
Payments of finance lease obligations	(98)	(108)
Proceeds from issuance of common stock	86,330	71,580
Withholding taxes paid on behalf of employees on net settled stock-based awards	(108)	(870)
Transaction costs related to issuance of common stock	(2,552)	(681)
Net cash provided by financing activities	83,572	69,921
Net decrease in cash, cash equivalents and restricted cash	(17,158)	(38,764)
Cash, cash equivalents and restricted cash at beginning of period	210,885	253,592
Cash, cash equivalents and restricted cash at end of period	$193,727	$214,828

Cash and cash equivalents	$163,547	$182,310
Restricted cash	30,180	32,518
Cash, cash equivalents and restricted cash	$193,727	$214,828
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
The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to the significant accounting policies presented in the audited consolidated financial statements contained in the Annual Report on Form 10-K that would have a material impact on the accompanying condensed consolidated financial statements.
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
The amortized cost, unrealized gain (loss) and estimated fair value of the Company's cash, cash equivalents and marketable securities are as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$6,867	$—	$6,867
Money market	186,860	—	186,860
Marketable securities:
U.S. treasuries	89,336	(2)	89,334
Corporate bonds	224,789	(98)	224,691
	$507,852	$(100)	$507,752

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$8,232	$—	$8,232
Money market	202,653	—	202,653
Marketable securities:
U.S. treasuries	34,694	37	34,731
Corporate bonds	410,998	172	411,170
	$656,577	$209	$656,786
Interest receivable of $2.8 million and $4.2 million is included in other current assets in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $1.8 million and $4.6 million in accretion income, net for its marketable securities for the three months ended June 30, 2025 and 2024, respectively. The Company recognized $4.0 million and $10.0 million in accretion income, net for its marketable securities for the six months ended June 30, 2025 and 2024, respectively.
The following table presents the contractual maturities of the Company's marketable securities as of June 30, 2025:

	June 30, 2025
	Amortized Cost	Fair Value
	(In thousands)
Matures within one year	$305,860	$305,788
Matures between one to two years	8,265	8,237
	$314,125	$314,025

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(3)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	10,111
Flight vehicles and rotables	4,331	4,331
Machinery and equipment	44,750	42,792
Information technology software and equipment	52,127	45,553
Leasehold improvements	77,755	77,589
Construction in progress	214,162	117,810
	404,538	299,488
Less: accumulated depreciation and amortization	98,660	90,374
	$305,878	$209,114
(4)    Leases
The components of expense related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$3,404	$3,417	$6,803	$6,876
Variable lease cost	644	1,126	1,351	2,270
Short-term lease cost	—	6	—	12

Finance lease cost:
Amortization of assets under finance leases	57	55	108	122
Interest on finance lease liabilities	16	17	31	36
Total finance lease cost	73	72	139	158
Total lease cost	$4,121	$4,621	$8,293	$9,316

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$7,007	$6,578
Operating cash flows for finance leases	$31	$36
Financing cash flows for finance leases	$98	$108

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$2,986	$1,532
Finance leases	$88	$—
Adjustment to operating lease right-of-use assets from lease modification	$(11,273)	$—

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	7.5	9.3
Finance leases (in years)	2.3	2.8

Weighted-average discount rates:
Operating leases	12.8%	12.1%
Finance leases	13.7%	13.1%
The supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$47,165	$58,039

Short-term operating lease liabilities	$6,580	$5,604
Long-term operating lease liabilities	55,373	67,394
Total operating lease liabilities	$61,953	$72,998
Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(5)    Other Current Liabilities
The components of other current liabilities are as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued compensation	$22,720	$30,705
Accrued manufacturing sub-contractor and contract labor costs	16,054	18,827
Accrued legal settlement	8,500	—
Other	18,935	12,289
	$66,209	$61,821
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
The net carrying value of the 2027 Notes is as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	3,737	4,880
Net carrying amount	$421,263	$420,120
During each of the three months ended June 30, 2025 and 2024, the Company recognized $3.2 million of interest expense on the 2027 Notes. Interest expense included $0.6 million of amortized debt issuance costs during each of the three months ended June 30, 2025 and 2024.
During the six months ended June 30, 2025 and 2024, the Company recognized $6.5 million and $6.4 million, respectively, of interest expense on the 2027 Notes. Interest expense included $1.1 million of amortized debt issuance costs during each of the six months ended June 30, 2025 and 2024.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
During the six months ended June 30, 2025, the Company sold 22.7 million shares of common stock under the 2024 ATM Program and generated $86.3 million in gross proceeds, before deducting $2.6 million in underwriting discounts, commissions and other expenses.
As of June 30, 2025, the Company sold a total of 26.8 million shares of common stock under the 2024 ATM Program, generating $115.4 million in gross proceeds since its inception, before deducting $3.4 million in underwriting discounts, commissions and other expenses.
(8)    Stock-Based Compensation
Equity Incentive Plans
The Company maintains two equity incentive plans -- the Third Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the "Third A&R Plan") and the Amended and Restated Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the "A&R Inducement Plan").
The Third A&R Plan was adopted by the Company's board of directors in April 2025, subject to the approval of the Company’s stockholders, and became effective upon the approval of the Company’s stockholders in June 2025. The Third A&R Plan amended and restated the Second Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Plan (the “Second A&R Plan”) and made the following material changes to the Second A&R Plan: (i) increased the number of shares available by 5.5 million shares to an aggregate of 7,670,437 shares reserved for issuance under the Third A&R Plan, (ii) increased the number of shares which may be granted as incentive stock options (“ISOs”) under the Third A&R Plan, such that an aggregate of 7,670,437 shares may be granted as ISOs under the Third A&R Plan, and (iii) extended the right to grant awards under the Third A&R Plan through June 5, 2035, provided that ISOs may not be granted under the Third A&R Plan after April 10, 2035.
The A&R Inducement Plan was adopted by the Company's board of directors and became effective in June 2025. The A&R Inducement Plan increased the number of shares available by 1.0 million shares to an aggregate of 1,140,000 shares reserved for issuance under the A&R Inducement Plan.
Pursuant to the Third A&R Plan and related predecessor plans, the Company has granted equity incentive awards, including time-based stock options, performance-based stock options ("PSOs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). Pursuant to the A&R Inducement Plan, and its predecessor plan, the Company has granted RSUs.
Employee Stock Purchase Plan
The Virgin Galactic Holdings, Inc. 2025 Employee Stock Purchase Plan (the "ESPP") was adopted by the Company's board of directors in April 2025, subject to the approval of the Company's stockholders, and became effective upon the approval of the Company's stockholders in June 2025. The aggregate number of shares of common stock authorized for issuance under the ESPP is 2.5 million. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423(b) of the Internal Revenue Code. Under the ESPP, eligible employees of the Company and its designated subsidiaries who elect to participate are granted an option to purchase common stock at 85% of the lower of the fair market value of the common stock on either the first day of the six-month offering period or on the applicable purchase date, unless otherwise determined by the plan administrator. The ESPP permits participating employees to make contributions to purchase shares of common stock, in an amount between 1% and 15% of eligible compensation (unless otherwise determined by the plan administrator), subject to limits specified in the plan document and the Internal Revenue Code.
The initial six-month offering period of the ESPP commenced on July 1, 2025.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Stock-Based Compensation
A summary of the components of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Stock option expense:
Selling, general and administrative	$438	$584	$879	$1,201

RSU and PSU expense:
Spaceline operations	566	1,227	1,001	2,395
Research and development	516	1,080	918	2,186
Selling, general and administrative	3,312	5,345	6,803	10,698
Total RSU and PSU expense	4,394	7,652	8,722	15,279
Total stock-based compensation expense	4,832	8,236	9,601	16,480
Less: stock-based compensation expense for liability-classified awards	91	144	27	343
Stock-based compensation expense for equity-classified awards	$4,741	$8,092	$9,574	$16,137
As of June 30, 2025, the Company had unrecognized stock-based compensation expense of $0.3 million for stock options, which is expected to be recognized over a weighted-average period of 0.5 years. Unrecognized stock-based compensation expense as of June 30, 2025 for RSUs and PSUs totaled $29.5 million and $1.1 million, respectively, which are expected to be recognized over weighted-average periods of 2.3 years and 0.8 years, respectively.
(9)    Income Taxes
Income tax expense (benefit) was $(37,000) and $34,000 for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was $11,000 and $114,000 for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate was nil for each of the three and six months ended June 30, 2025 and 2024. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(67,280)	$(93,775)	$(151,767)	$(195,787)
Weighted-average common shares outstanding	45,641	21,484	40,569	20,752
Basic and diluted net loss per share	$(1.47)	$(4.36)	$(3.74)	$(9.43)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for each of the three and six months ended June 30, 2025 was 7.3 million. The total number of shares excluded for each of the three and six months ended June 30, 2024 was 2.4 million.
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
The following tables present the Company's financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$186,860	$—	$—	$186,860
U.S. treasuries	89,334	—	—	89,334
Corporate bonds	—	224,691	—	224,691
Total assets at fair value	$276,194	$224,691	$—	$500,885

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$202,653	$—	$—	$202,653
U.S. treasuries	34,731	—	—	34,731
Corporate bonds	—	411,170	—	411,170
Total assets at fair value	$237,384	$411,170	$—	$648,554
The following tables present the Company's financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$167,182	$—	$167,182
Total liabilities at fair value	$—	$167,182	$—	$167,182

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$186,252	$—	$186,252
Total liabilities at fair value	$—	$186,252	$—	$186,252
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(12)    Commitments and Contingencies
Leases
Future minimum lease payments under non-cancellable operating leases and future minimum finance lease payments as of June 30, 2025 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2025 (for the remaining period)	$6,206	$139
2026	12,346	226
2027	12,504	112
2028	13,044	46
2029	12,452	17
Thereafter	45,119	—
Total payments	101,671	540
Less: present value discount/imputed interest	39,718	77
Present value of lease liabilities	$61,953	$463
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 30, 2025, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
On July 18, 2025, plaintiffs and defendants ("Parties") executed a Memorandum of Understanding (“MOU”) outlining the terms of a settlement to resolve all claims in the above-referenced action. In connection with the MOU, the Company recorded an expected net settlement of $2.9 million, which has been included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025. Pursuant to the MOU, the Company has agreed to pay $8.5 million, of which approximately $5.6 million is expected to be covered and paid directly by the Company’s insurers pursuant to insurance policies. During the three months ended June 30, 2025, the Company accrued a liability for the gross settlement amount and also recorded a receivable for the portion of the settlement that is expected to be covered directly by insurance. The Parties are currently working on the final settlement agreement to submit to the Court for final approval and the Company expects to make all payments by the end of 2025.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
and other equitable relief. Per Court orders adopting the parties’ stipulations, the Consolidated Derivative Action and St. Jean Action are stayed until the close of fact discovery in the Lavin Action.
Abughazaleh derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 13, 2023, alleged shareholder Yousef Abughazaleh filed a derivative complaint purportedly on behalf of the Company against certain of the Company's current and former officers and directors in the District of Delaware captioned Abughazaleh v. Branson et al., Case No. 23-156-MN (“Abughazaleh Action”). The complaint asserts violations of Section 14(a) of the Exchange Act of 1934 and SEC Rule 14a-9, and claims of breach of fiduciary duty, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. Per Court orders adopting the parties’ stipulations, the Abughazaleh Action is stayed until the close of fact discovery in the Lavin Action.
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
On July 11, 2025, the Court entered an order to show cause regarding dismissal for lack of prosecution. In response, on July 16, 2025, plaintiffs filed a joint stipulation of voluntary dismissal without prejudice indicating their intention to participate in the Espinosa action pending in Delaware Chancery Court. On July 17, 2025, the Court granted plaintiffs’ stipulation and entered an order of dismissal.
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
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. On June 5, 2025, the Company filed a short, placeholder motion to dismiss, preserving their defenses. The Company intends to file a full motion to dismiss in response to the complaint by August 14, 2025, pursuant to the stipulated briefing schedule.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(13)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the six months ended June 30, 2025 and 2024, the Company incurred royalty expenses of $1.0 million and $0.5 million, respectively.
(14)    Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$—	$166

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$11,687	$10,871
Issuance of common stock through RSUs vested	447	1,762

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” "Virgin Galactic," “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report on Form 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” sections of our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and under the "Cautionary Note Regarding Forward-Looking Statements" section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space travel experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties. To expand capacity, we are currently developing our next-generation spaceflight vehicles. These next-generation spaceflight vehicles, which include our Delta Class spaceships and additional launch vehicles, are expected to dramatically increase our annual flight rate. Following the completion of the non-recurring engineering work on our Delta Class spaceships, we have redeployed engineering resources to the next phase of design for our next-generation launch vehicle. In addition, we are exploring the opportunity to use a derivative model of our launch vehicle as a High-Altitude, Long-Endurance ("HALE") aircraft, which we believe could be utilized for several types of government and research purposes.
Recent Developments
The development of our new Delta Class spaceships is on track. We are progressing through our build milestones with key tools and materials continuing to arrive at our spaceship final assembly facility. Commercial service remains planned for 2026, with both research and private astronaut flights expected in the fall of 2026.
On July 18, 2025, plaintiffs and defendants executed a Memorandum of Understanding outlining the terms of a settlement to resolve all claims in the putative class action complaint filed against us in the action entitled Lavin v. Virgin Galactic Holdings, Inc. (“Lavin Action”). See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. We are currently working on the final settlement agreement to submit to the Court for final approval and expect to make all payments by the end of 2025.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors” and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. Our sales remain paused, but we expect to open tranches of sales reservations in the first quarter of 2026 as we approach the start of commercial service. As of June 30, 2025, we have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $190 million in expected future spaceflight revenue upon completion of the spaceflights.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue	$406	$4,220	$867	$6,205

Operating expenses:
Spaceline operations	14,206	27,288	35,032	49,879
Research and development	20,121	41,535	53,431	100,504
Selling, general and administrative	31,850	33,931	62,400	61,815
Depreciation and amortization	4,171	3,256	8,394	6,955
Total operating expenses	70,348	106,010	159,257	219,153

Operating loss	(69,942)	(101,790)	(158,390)	(212,948)

Interest income	5,832	11,108	13,047	23,416
Interest expense	(3,247)	(3,230)	(6,487)	(6,457)
Other income, net	40	171	74	316
Loss before income taxes	(67,317)	(93,741)	(151,756)	(195,673)
Income tax expense (benefit)	(37)	34	11	114
Net loss	$(67,280)	$(93,775)	$(151,767)	$(195,787)
For the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024
Revenue
Revenue for the three and six months ended June 30, 2025 was primarily attributable to access fees related to our astronaut community. Revenue for the three and six months ended June 30, 2024 was primarily attributable to revenue generated from our commercial spaceflights and access fees related to our astronaut community.
Spaceline Operations

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2025	2024			2025	2024
	(In thousands, except %)
Spaceline operations	$14,206	$27,288	$(13,082)	(48)%	$35,032	$49,879	$(14,847)	(30)%
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

Spaceline operations expense decreased from $27.3 million for the three months ended June 30, 2024 to $14.2 million for the three months ended June 30, 2025. The decrease was primarily driven by a $8.7 million decrease in cash compensation and other employee benefit costs and a $4.1 million decrease in materials, sub-contractor and contract labor costs, and other operational costs.
Spaceline operations expense decreased from $49.9 million for the six months ended June 30, 2024 to $35.0 million for the six months ended June 30, 2025. The decrease was primarily driven by an $11.3 million decrease in cash compensation and other employee benefit costs and a $3.8 million decrease in decrease in materials, sub-contractor and contract labor costs, and other operational costs.
Research and Development

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2025	2024			2025	2024
	(In thousands, except %)
Research and development	$20,121	$41,535	$(21,414)	(52)%	$53,431	$100,504	$(47,073)	(47)%
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
Research and development expenses decreased from $41.5 million for the three months ended June 30, 2024 to $20.1 million for the three months ended June 30, 2025. The decrease was primarily driven by a $19.2 million decrease in sub-contractor and contract labor costs associated with the development of our next generation spaceflight vehicles and a $1.8 million decrease in cash compensation and other employee benefit costs.
Research and development expenses decreased from $100.5 million for the six months ended June 30, 2024 to $53.4 million for the six months ended June 30, 2025. The decrease was primarily driven by a $36.7 million decrease in sub-contractor and contract labor costs associated with the development of our next generation spaceflight vehicles and a $10.4 million decrease in cash compensation and other employee benefit costs.
Selling, General and Administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2025	2024			2025	2024
	(In thousands, except %)
Selling, general and administrative	$31,850	$33,931	$(2,081)	(6)%	$62,400	$61,815	$585	1%
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
Selling, general and administrative expenses decreased from $33.9 million for the three months ended June 30, 2024 to $31.9 million for the three months ended June 30, 2025. The decrease was primarily driven by a $2.2 million decrease in stock-based compensation, a $1.4 million decrease in professional fees and a $1.4 million decrease in outside services and other corporate costs. These decreases were partially offset by a $2.9 million expense associated with the settlement of the Lavin Action.
Selling, general and administrative expenses increased from $61.8 million for the six months ended June 30, 2024 to $62.4 million for the six months ended June 30, 2025. The increase was primarily driven by a $2.9 million expense associated with the settlement of the Lavin Action and a $2.5 million increase in cash compensation and other employee benefit costs. These increases were partially offset by a $4.2 million decrease in stock-based compensation.

Depreciation and Amortization
Depreciation and amortization expense increased from $3.3 million for the three months ended June 30, 2024 to $4.2 million for the three months ended June 30, 2025. Depreciation and amortization expense increased from $7.0 million for the six months ended June 30, 2024 to $8.4 million for the six months ended June 30, 2025. The increases were primarily due to the acquisition of property, plant and equipment.
Interest Income
Interest income decreased from $11.1 million for the three months ended June 30, 2024 to $5.8 million for the three months ended June 30, 2025. Interest income decreased from $23.4 million for the six months ended June 30, 2024 to $13.0 million for the six months ended June 30, 2025. These decreases were primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense was $3.2 million for each of the three months ended June 30, 2025 and 2024. Interest expense was $6.5 million for each of the six months ended June 30, 2025 and 2024. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense (Benefit)
Income tax expense (benefit) was immaterial for the three and six months ended June 30, 2025 and 2024. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense (benefit) is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $193.7 million and total marketable securities of $314.0 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes ("2027 Notes").
Historical Cash Flows

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(131,364)	$(192,361)
Investing activities	30,634	83,676
Financing activities	83,572	69,921
Net decrease in cash, cash equivalents and restricted cash	$(17,158)	$(38,764)
Operating Activities
Net cash used in operating activities was $131.4 million for the six months ended June 30, 2025, and consisted primarily of $151.8 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $9.6 million and depreciation and amortization expense of $8.4 million, partially offset by $4.0 million of accretion of marketable securities purchased at a discount and $5.3 million of net changes in operating assets and liabilities.
Net cash used in operating activities was $192.4 million for the six months ended June 30, 2024, and consisted primarily of $195.8 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $16.5 million and depreciation and amortization expense of $7.0 million, partially offset by $10.0 million of accretion of marketable securities purchased at a discount and $11.8 million of net changes in operating assets and liabilities.

Investing Activities
Net cash provided by investing activities was $30.6 million for the six months ended June 30, 2025, and consisted primarily of $356.0 million in proceeds from maturities and calls of marketable securities, partially offset by $220.9 million in purchases of marketable securities and $104.4 million in capital expenditures.
Net cash provided by investing activities was $83.7 million for the six months ended June 30, 2024, and consisted primarily of $479.4 million in proceeds from maturities and calls of marketable securities, partially offset by $348.8 million in purchases of marketable securities and $47.5 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $83.6 million for the six months ended June 30, 2025, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program.
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
As our fleet of spaceships expands, we expect our expenditures to increase as we scale our commercial operations. Specifically, our long-term expenditures will increase as we:
•scale up our manufacturing processes and capabilities to support expanding our fleet with additional spaceships, launch vehicles and rocket motors in connection with commercialization;
•hire additional personnel in manufacturing operations, testing programs, maintenance operations and guest services as we increase the volume of our spaceflights; and
•scale up required operational facilities, such as hangars and warehouses.
We expect our arrangements with third-party providers to manufacture key subassemblies for our next-generation spaceships and for the design and manufacture of our next-generation launch vehicles will require significant capital expenditures. Certain estimated amounts in connection with third-party arrangements are subject to future negotiations and cannot be estimated with reasonable certainty.
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
During the six months ended June 30, 2025, we sold 22.7 million shares of common stock under the 2024 ATM Program and generated $86.3 million in gross proceeds, before deducting $2.6 million in underwriting discounts, commissions and other expenses.
As of June 30, 2025, we sold a total of 26.8 million shares of common stock under the 2024 ATM Program, generating $115.4 million in gross proceeds since its inception, before deducting $3.4 million in underwriting discounts, commissions and other expenses.
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
During the fiscal quarter ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in "Critical Accounting Policies and Estimates" included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to various lawsuits, claims and other legal and administrative proceedings arising in the ordinary course of business. Some of these lawsuits, claims and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such lawsuits, claims or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."
Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	06/14/2024
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38202	3.1	03/14/2024
10.1+	Third Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan	S-8	333-287801	99.1	06/05/2025

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.2+	Virgin Galactic Holdings, Inc. Amended and Restated 2023 Employment Inducement Incentive Award Plan	S-8	333-287801	99.7	06/05/2025
10.3+	Virgin Galactic Holdings, Inc. 2025 Employee Stock Purchase Plan	S-8	333-287801	99.10	06/05/2025
10.4+	Amended and Restated Employment Agreement, dated July 29, 2025, by and among Virgin Galactic Holdings, Inc., Virgin Galactic, LLC and Michael Colglazier	8-K	001-38202	10.1	08/01/2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.
+ Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: August 6, 2025		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)