Form 10-Q
period 2025-09-30
Virgin Galactic Holdings, Inc
filed 2025-11-13
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2025, there were 63,200,245 shares of the Company’s common stock outstanding.

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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$128,789	$178,605
Restricted cash	30,005	32,280
Marketable securities, short-term	264,777	384,621
Other current assets	35,412	32,430
Total current assets	458,983	627,936
Marketable securities, long-term	—	61,280
Property, plant and equipment, net	350,151	209,114
Other non-current assets	44,409	62,895
Total assets	$853,543	$961,225
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,440	$3,696
Customer deposits	80,198	84,493
Other current liabilities	70,374	61,821
Total current liabilities	160,012	150,010
Non-current liabilities:
Convertible senior notes, net	421,841	420,120
Other long-term liabilities	45,793	68,815
Total liabilities	627,646	638,945
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 63,171,432 and 32,995,822 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	3
Additional paid-in capital	2,914,728	2,794,871
Accumulated deficit	(2,689,056)	(2,472,872)
Accumulated other comprehensive income	219	278
Total stockholders’ equity	225,897	322,280
Total liabilities and stockholders’ equity	$853,543	$961,225
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$365	$402	$1,232	$6,607

Operating expenses:
Spaceline operations	19,497	19,874	54,529	69,753
Research and development	14,952	23,937	68,383	124,441
Selling, general and administrative	27,965	33,978	90,365	95,793
Depreciation and amortization	4,117	4,341	12,511	11,296
Total operating expenses	66,531	82,130	225,788	301,283

Operating loss	(66,166)	(81,728)	(224,556)	(294,676)

Interest income	4,966	10,363	18,013	33,779
Interest expense	(3,250)	(3,233)	(9,737)	(9,690)
Other income, net	33	163	107	479
Loss before income taxes	(64,417)	(74,435)	(216,173)	(270,108)
Income tax expense	—	105	11	219
Net loss	(64,417)	(74,540)	(216,184)	(270,327)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	31	12	25
Unrealized gain (loss) on marketable securities	239	1,794	(71)	846
Total comprehensive loss	$(64,184)	$(72,715)	$(216,243)	$(269,456)

Net loss per share:
Basic and diluted	$(1.09)	$(2.66)	$(4.61)	$(11.66)

Weighted-average shares outstanding:
Basic and diluted	59,252	27,973	46,865	23,176
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
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

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	32,995,822	$3	$2,794,871	$(2,472,872)	$278	$322,280
Net loss	—	—	—	(84,487)	—	(84,487)
Other comprehensive loss	—	—	—	—	(180)	(180)
Stock-based compensation for equity-classified awards	—	—	4,833	—	—	4,833
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	49,040	—	(50)	—	—	(50)
Issuance of common stock pursuant to at-the-market offering	6,946,164	1	30,729	—	—	30,730
Transaction costs	—	—	(955)	—	—	(955)
Balance at March 31, 2025	39,991,026	4	2,829,428	(2,557,359)	98	272,171
Net loss	—	—	—	(67,280)	—	(67,280)
Other comprehensive loss	—	—	—	—	(112)	(112)
Stock-based compensation for equity-classified awards	—	—	4,741	—	—	4,741
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	69,473	—	(55)	—	—	(55)
Issuance of common stock pursuant to at-the-market offering	15,726,154	2	55,598	—	—	55,600
Transaction costs	—	—	(1,692)	—	—	(1,692)
Balance at June 30, 2025	55,786,653	6	2,888,020	(2,624,639)	(14)	263,373
Net loss	—	—	—	(64,417)	—	(64,417)
Other comprehensive income	—	—	—	—	233	233
Stock-based compensation for equity-classified awards	—	—	4,541	—	—	4,541
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	26,220	—	(13)	—	—	(13)
Issuance of common stock pursuant to at-the-market offering	7,358,559		22,833	—	—	22,833
Transaction costs	—	—	(653)	—	—	(653)
Balance at September 30, 2025	63,171,432	$6	$2,914,728	$(2,689,056)	$219	$225,897
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(216,184)	$(270,327)
Stock-based compensation	14,320	24,040
Depreciation and amortization	12,511	11,296
Amortization of debt issuance costs	1,721	1,669
Accretion of marketable securities purchased at a discount	(5,380)	(13,962)
Other non-cash items	(18)	630
Change in operating assets and liabilities:
Other current and non-current assets	(4,393)	13,624
Accounts payable	5,014	(25,364)
Customer deposits	(4,295)	(11,701)
Other current and non-current liabilities	9,037	(1,573)
Net cash used in operating activities	(187,667)	(271,668)
Cash flows from investing activities:
Capital expenditures	(155,892)	(86,146)
Purchases of marketable securities	(306,754)	(527,361)
Proceeds from maturities and calls of marketable securities	492,505	729,353
Other investing activities	8	598
Net cash provided by investing activities	29,867	116,444
Cash flows from financing activities:
Payments of finance lease obligations	(154)	(149)
Proceeds from issuance of common stock	109,160	108,698
Withholding taxes paid on behalf of employees on net settled stock-based awards	(118)	(1,153)
Transaction costs related to issuance of common stock	(3,179)	(1,046)
Other financing activities	—	(2)
Net cash provided by financing activities	105,709	106,348
Net decrease in cash, cash equivalents and restricted cash	(52,091)	(48,876)
Cash, cash equivalents and restricted cash at beginning of period	210,885	253,592
Cash, cash equivalents and restricted cash at end of period	$158,794	$204,716

Cash and cash equivalents	$128,789	$172,359
Restricted cash	30,005	32,357
Cash, cash equivalents and restricted cash	$158,794	$204,716
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

(1)    Description of Business and Basis of Presentation
Virgin Galactic Holdings, Inc., together with its consolidated subsidiaries (“Virgin Galactic” or the “Company”), is an aerospace and space travel company focused on the development, manufacture and operation of spaceships and related technologies. The Company provides access to space for private individuals, researchers and government agencies. The Company’s missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. However, in management’s opinion, the condensed consolidated financial statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented.
The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to the significant accounting policies presented in the audited consolidated financial statements contained in the Annual Report on Form 10-K that would have a material impact on the accompanying condensed consolidated financial statements.
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
The amortized cost, unrealized gain and estimated fair value of the Company’s cash, cash equivalents and marketable securities are as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$6,824	$—	$6,824
Money market	151,970	—	151,970
Marketable securities:
U.S. treasuries	79,471	34	79,505
Corporate bonds	185,168	104	185,272
	$423,433	$138	$423,571

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$8,232	$—	$8,232
Money market	202,653	—	202,653
Marketable securities:
U.S. treasuries	34,694	37	34,731
Corporate bonds	410,998	172	411,170
	$656,577	$209	$656,786
Interest receivable of $2.0 million and $4.2 million is included in other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $1.4 million and $4.0 million in accretion income, net for its marketable securities for the three months ended September 30, 2025 and 2024, respectively. The Company recognized $5.4 million and $14.0 million in accretion income, net for its marketable securities for the nine months ended September 30, 2025 and 2024, respectively.
(3)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	10,111
Flight vehicles and rotables	4,331	4,331
Machinery and equipment	44,890	42,792
Information technology software and equipment	52,218	45,553
Leasehold improvements	77,757	77,589
Construction in progress	262,208	117,810
	452,817	299,488
Less: accumulated depreciation and amortization	102,666	90,374
	$350,151	$209,114

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4)    Leases
The components of expense related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$3,437	$3,268	$10,240	$10,144
Variable lease cost	576	899	1,927	3,169
Short-term lease cost	—	6	—	18

Finance lease cost:
Amortization of assets under finance leases	57	50	165	172
Interest on finance lease liabilities	16	16	47	52
Total finance lease cost	73	66	212	224
Total lease cost	$4,086	$4,239	$12,379	$13,555
The components of supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$10,160	$9,868
Operating cash flows for finance leases	$47	$52
Financing cash flows for finance leases	$154	$149

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$3,243	$4,062
Finance leases	$101	$29
Adjustment to operating lease right-of-use assets from lease modification	$(18,900)	$—

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	7.1	9.0
Finance leases (in years)	2.2	2.7

Weighted-average discount rates:
Operating leases	12.5%	12.1%
Finance leases	13.8%	13.2%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The supplemental balance sheet information related to leases is as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$38,252	$58,039

Short-term operating lease liabilities	$8,233	$5,604
Long-term operating lease liabilities	44,460	67,394
Total operating lease liabilities	$52,693	$72,998

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

(5)    Other Current Liabilities
The components of other current liabilities are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued compensation	$29,350	$30,705
Accrued manufacturing sub-contractor and contract labor costs	9,842	18,827
Accrued legal settlements	9,249	—
Other	21,933	12,289
	$70,374	$61,821
(6)    Convertible Senior Notes
In January 2022, the Company completed an offering of $425 million aggregate principal amount of convertible senior notes (the “2027 Notes”). The 2027 Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted.

The net carrying value of the 2027 Notes is as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Principal	$425,000	$425,000
Less: unamortized debt issuance costs	3,159	4,880
Net carrying amount	$421,841	$420,120
During each of the three months ended September 30, 2025 and 2024, the Company recognized $3.2 million of interest expense on the 2027 Notes. Interest expense included $0.6 million of amortized debt issuance costs during each of the three months ended September 30, 2025 and 2024.
During the nine months ended September 30, 2025 and 2024, the Company recognized $9.7 million and $9.6 million of interest expense, respectively, on the 2027 Notes. Interest expense included $1.7 million of amortized debt issuance costs during each of the nine months ended September 30, 2025 and 2024.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(7)    Stockholders’ Equity
In June 2023, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $400 million of shares of the Company’s common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an “at-the-market offering” program (the “2023 ATM Program”).
In November 2024, the Company terminated the 2023 ATM Program, having sold a total of 12.8 million shares of common stock and generating $396.2 million in gross proceeds, before deducting $3.9 million in underwriting discounts, commissions and other expenses.
In November 2024, the Company entered into an open market sale agreement with Jefferies LLC (“Jefferies”) providing for the offer and sale of up to $300 million of shares of the Company’s common stock from time to time through Jefferies, acting as sales agent, or directly to Jefferies, acting as principal, through an “at-the-market offering” program (the “2024 ATM Program”).
During the nine months ended September 30, 2025, the Company sold 30.0 million shares of common stock under the 2024 ATM Program and generated $109.2 million in gross proceeds, before deducting $3.2 million in underwriting discounts, commissions and other expenses.
As of September 30, 2025, the Company had sold a total of 34.1 million shares of common stock under the 2024 ATM Program, generating $138.3 million in gross proceeds since its inception, before deducting $4.1 million in underwriting discounts, commissions and other expenses.
(8)    Stock-Based Compensation
Equity Incentive Plans
The Company maintains two equity incentive plans -- the Third Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the “Third A&R Plan”) and the Amended and Restated Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the “A&R Inducement Plan”).
The Third A&R Plan was adopted by the Company’s board of directors in April 2025, subject to the approval of the Company’s stockholders, and became effective upon the approval of the Company’s stockholders in June 2025. The Third A&R Plan amended and restated the Second Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Plan (the “Second A&R Plan”) and made the following material changes to the Second A&R Plan: (i) increased the number of shares available by 5.5 million shares to an aggregate of 7,670,437 shares reserved for issuance under the Third A&R Plan, (ii) increased the number of shares which may be granted as incentive stock options (“ISOs”) under the Third A&R Plan, such that an aggregate of 7,670,437 shares may be granted as ISOs under the Third A&R Plan, and (iii) extended the right to grant awards under the Third A&R Plan through June 5, 2035, provided that ISOs may not be granted under the Third A&R Plan after April 10, 2035.
The A&R Inducement Plan was adopted by the Company’s board of directors and became effective in June 2025. The A&R Inducement Plan increased the number of shares available by 1.0 million shares to an aggregate of 1,140,000 shares reserved for issuance under the A&R Inducement Plan.
Pursuant to the Third A&R Plan and related predecessor plans, the Company has granted equity incentive awards, including time-based stock options, performance-based stock options (“PSOs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). Pursuant to the A&R Inducement Plan, and its predecessor plan, the Company has granted RSUs.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Employee Stock Purchase Plan
The Virgin Galactic Holdings, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors in April 2025, subject to the approval of the Company’s stockholders, and became effective upon the approval of the Company’s stockholders in June 2025. The aggregate number of shares of common stock authorized for issuance under the ESPP is 2.5 million. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. Under the ESPP, eligible employees of the Company and its designated subsidiaries who elect to participate are granted an option to purchase common stock at 85% of the lower of the fair market value of the common stock on either the first day of the six-month offering period or on the applicable purchase date, unless otherwise determined by the plan administrator. The ESPP permits participating employees to make contributions to purchase shares of common stock, in an amount between 1% and 15% of eligible compensation (unless otherwise determined by the plan administrator), subject to limits specified in the plan document and the Internal Revenue Code.
The initial six-month offering period of the ESPP commenced on July 1, 2025.
Stock-Based Compensation
A summary of stock-based compensation expense resulting from stock options, RSUs, PSUs, and the ESPP purchase rights included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Spaceline operations	$612	$1,046	$1,613	$3,441
Research and development	519	1,050	1,437	3,236
Selling, general and administrative	3,588	5,464	11,270	17,363
Total stock-based compensation expense	4,719	7,560	14,320	24,040
Less: stock-based compensation expense for liability-classified awards	178	115	205	458
Stock-based compensation expense for equity-classified awards	$4,541	$7,445	$14,115	$23,582
As of September 30, 2025, the Company had unrecognized stock-based compensation expense of $0.1 million for stock options, which is expected to be recognized over a weighted-average period of 0.5 years. Unrecognized stock-based compensation expense as of September 30, 2025 for RSUs and PSUs totaled $24.7 million and $0.7 million, respectively, which are expected to be recognized over weighted-average periods of 2.1 years and 0.5 years, respectively.
(9)    Income Taxes
Income tax expense was nil and $105,000 for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was $11,000 and $219,000 for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was nil for each of the three and nine months ended September 30, 2025 and 2024. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(64,417)	$(74,540)	$(216,184)	$(270,327)
Weighted-average common shares outstanding	59,252	27,973	46,865	23,176
Basic and diluted net loss per share	$(1.09)	$(2.66)	$(4.61)	$(11.66)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for each of the three and nine months ended September 30, 2025 was 7.2 million. The total number of shares excluded for each of the three and nine months ended September 30, 2024 was 2.6 million.
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
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$151,970	$—	$—	$151,970
U.S. treasuries	79,505	—	—	79,505
Corporate bonds	—	185,272	—	185,272
Total assets at fair value	$231,475	$185,272	$—	$416,747

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$202,653	$—	$—	$202,653
U.S. treasuries	34,731	—	—	34,731
Corporate bonds	—	411,170	—	411,170
Total assets at fair value	$237,384	$411,170	$—	$648,554
The following tables present the Company’s financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$182,508	$—	$182,508
Total liabilities at fair value	$—	$182,508	$—	$182,508

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$186,252	$—	$186,252
Total liabilities at fair value	$—	$186,252	$—	$186,252
The estimated fair value of the 2027 Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2027 Notes in an over-the-counter market on the last business day of the period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(12)    Commitments and Contingencies
Leases
Future minimum lease payments under non-cancelable operating leases and future minimum finance lease payments as of September 30, 2025 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2025 (for the remaining period)	$3,555	$70
2026	14,188	230
2027	13,951	115
2028	9,790	50
2029	7,265	15
Thereafter	31,952	7
Total payments	80,701	487
Less: present value discount/imputed interest	28,008	67
Present value of lease liabilities	$52,693	$420
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 30, 2025, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
Lavin v. the Company
On May 28, 2021, a putative class action complaint was filed against the Company in the Eastern District of New York captioned Lavin v. Virgin Galactic Holdings, Inc. (“Lavin Action”), Case No. 1:21-cv-03070. In September 2021, the Court appointed Robert Scheele and Mark Kusnier as co-lead plaintiffs for the purported class. Co-lead plaintiffs amended the complaint in December 2021, asserting violations of Sections 10(b), 20(a) and 20A of the Exchange Act of 1934 against the Company and certain of its current and former officers and directors on behalf of a putative class of investors who purchased the Company’s common stock between July 10, 2019 and October 14, 2021.
The amended complaint alleged, among other things, that the Company and certain of its current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of the Company’s ships and success of its commercial flight program. Co-lead plaintiffs seek damages, interest, costs, expenses, attorneys’ fees, and other unspecified equitable relief. The defendants moved to dismiss the amended complaint and, on November 7, 2022, the Court granted in part and denied in part the defendants’ motion and gave the plaintiffs leave to file a further amended complaint.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
On July 18, 2025, plaintiffs and defendants (“Parties”) executed a Memorandum of Understanding (“MOU”) outlining the terms of a settlement to resolve all claims in the above-referenced action. In connection with the MOU, the Company recorded an expected net settlement of $2.9 million during the three months ended June 30, 2025, which was reduced by $0.5 million during the three months ended September 30, 2025. The resulting net settlement of $2.4 million has been included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. Pursuant to the MOU, the Company has agreed to pay $8.5 million, of which approximately $6.1 million is currently expected to be covered and paid directly by the Company’s insurers pursuant to insurance policies. The Company accrued a liability for the gross settlement amount and also recorded a receivable for the portion of the settlement that is expected to be covered directly by insurance. On November 4, 2025, plaintiffs asked the Court to preliminarily approve the Parties’ settlement. The Company expects to make all payments in early 2026 and for the Court to provide final approval of the settlement and judgment in 2026.
Spiteri, Grenier, Laidlaw, St. Jean, and Gera derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 21, 2022, March 1, 2022, September 21, 2022, December 13, 2022, and July 11, 2024, five alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933 (“Spiteri Action”), Grenier v. Branson et al., Case No. 1:22-cv-01100 (“Grenier Action”), Laidlaw v. Branson et al., Case No. 1:22-cv-05634 (“Laidlaw Action”), St. Jean v. Branson et al., Case No. 1:22-cv-7551 (“St. Jean Action”), and Gera v. Branson et al., Case No. 24-cv-04795 (“Gera Action”), respectively. On May 4, 2022, the Spiteri and Grenier Actions were consolidated and recaptioned In re Virgin Galactic Holdings, Inc. Derivative Litigation, Case No. 1:22-cv-00933 (“Consolidated Derivative Action”). On September 30, 2023, the Laidlaw Action was consolidated into the Consolidated Derivative Action. On September 12, 2024, the Gera Action was consolidated into the Consolidated Derivative Action. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The parties are currently exploring a potential resolution of the Consolidated Derivative

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Action and the St. Jean Action, and have been ordered to submit a status report detailing the progress of those discussions by January 10, 2026.
Abughazaleh derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 13, 2023, alleged shareholder Yousef Abughazaleh filed a derivative complaint purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the District of Delaware captioned Abughazaleh v. Branson et al., Case No. 23-156-MN (“Abughazaleh Action”). The complaint asserts violations of Section 14(a) of the Exchange Act of 1934 and SEC Rule 14a-9, and claims of breach of fiduciary duty, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The Abughazaleh Action is presently stayed.
Molnar and Tubbs derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On April 9, 2024, alleged shareholders Crystal Molnar and Cleveland Tubbs filed a derivative complaint purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the Central District of California captioned Molnar v. Branson et al., Case No. 8:24-cv-775. The complaint asserts violations of Section 10(b) and 21D of the Exchange Act of 1934, and claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.
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
Espinosa derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On September 3, 2024, alleged shareholder Kimberly Espinosa filed a derivative complaint purportedly on behalf of the Company against certain of the Company’s current and former officers and directors (the “Individual Defendants”) in the Delaware Court of Chancery captioned Espinosa v. Branson et al., Case No. 2024-0895-JTL. The complaint asserts claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. On August 12, 2025, the Court granted plaintiff Crystal Molnar’s unopposed motion to intervene in the Espinosa action. On August 14, 2025, the Company and the Individual Defendants filed a motion to dismiss the complaint. In response to the motion to dismiss, plaintiffs Espinosa and Molnar communicated their intent to file an amended complaint, which plaintiffs did on October 29, 2025.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(13)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the nine months ended September 30, 2025 and 2024, the Company incurred royalty expenses of $1.7 million and $1.0 million, respectively.
(14)    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$—	$250
Interest	5,313	5,313

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$8,537	$13,275
Issuance of common stock through RSUs vested	475	2,220

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “Virgin Galactic,” “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” sections of our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and under the “Cautionary Note Regarding Forward-Looking Statements” section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space travel experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties. To expand capacity, we are currently developing our next-generation spaceflight vehicles. These next-generation spaceflight vehicles, which include our Delta Class spaceships and additional launch vehicles, are expected to dramatically increase our annual flight rate. Following the completion of the non-recurring engineering work on our Delta Class spaceships, we have redeployed engineering resources to the next phase of design for our next-generation launch vehicle. In addition, we are exploring the opportunity to use a derivative model of our launch vehicle as a High-Altitude, Long-Endurance (“HALE”) aircraft, which we believe could be utilized for several types of government and research purposes.
Recent Developments
We are continuing the development of our new Delta Class spaceships and are progressing through our build milestones. We currently expect our flight test program to commence in the third quarter of 2026 and then our first commercial spaceflight, a research flight, is expected to occur in the fourth quarter of 2026. We currently expect private astronaut spaceflights to commence six to eight weeks after our first commercial spaceflight.
On July 18, 2025, plaintiffs and defendants executed a Memorandum of Understanding outlining the terms of a settlement to resolve all claims in the putative class action complaint filed against us in the action entitled Lavin v. Virgin Galactic Holdings, Inc. (“Lavin Action”). See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. We have reached a preliminary settlement and are awaiting final approval of the settlement by the Court. We expect to make all payments in connection with the settlement in early 2026.
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
Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. Our sales remain paused, but we expect to open tranches of sales reservations in the first quarter of 2026 as we approach the start of commercial service. As of September 30, 2025, we have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $189 million in expected future spaceflight revenue upon completion of the spaceflights.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue	$365	$402	$1,232	$6,607

Operating expenses:
Spaceline operations	19,497	19,874	54,529	69,753
Research and development	14,952	23,937	68,383	124,441
Selling, general and administrative	27,965	33,978	90,365	95,793
Depreciation and amortization	4,117	4,341	12,511	11,296
Total operating expenses	66,531	82,130	225,788	301,283

Operating loss	(66,166)	(81,728)	(224,556)	(294,676)

Interest income	4,966	10,363	18,013	33,779
Interest expense	(3,250)	(3,233)	(9,737)	(9,690)
Other income, net	33	163	107	479
Loss before income taxes	(64,417)	(74,435)	(216,173)	(270,108)
Income tax expense	—	105	11	219
Net loss	$(64,417)	$(74,540)	$(216,184)	$(270,327)

For the Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024
Revenue
Revenue for the three and nine months ended September 30, 2025 was primarily attributable to access fees related to our astronaut community. Revenue for the three months ended September 30, 2024 was primarily attributable to access fees related to our astronaut community. Revenue for the nine months ended September 30, 2024 was primarily attributable to revenue generated from our commercial spaceflights and access fees related to our astronaut community.

Spaceline Operations

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024
	(In thousands, except %)
Spaceline operations	$19,497	$19,874	$(377)	(2)%	$54,529	$69,753	$(15,224)	(22)%
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
Spaceline operations expense decreased from $19.9 million for the three months ended September 30, 2024 to $19.5 million for the three months ended September 30, 2025. The decrease was primarily driven by a $4.6 million decrease in cash compensation and other employee benefit costs, partially offset by a $4.4 million increase in materials and sub-contractor and contract labor costs.
Spaceline operations expense decreased from $69.8 million for the nine months ended September 30, 2024 to $54.5 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $15.9 million decrease in cash compensation and other employee benefit costs.
Research and Development

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024
	(In thousands, except %)
Research and development	$14,952	$23,937	$(8,985)	(38)%	$68,383	$124,441	$(56,058)	(45)%
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
Research and development expenses decreased from $23.9 million for the three months ended September 30, 2024 to $15.0 million for the three months ended September 30, 2025. The decrease was primarily driven by a $7.2 million decrease in sub-contractor and contract labor costs associated with the development of our next generation spaceflight vehicles and a $1.7 million decrease in cash compensation and other employee benefit costs.
Research and development expenses decreased from $124.4 million for the nine months ended September 30, 2024 to $68.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $45.8 million decrease in sub-contractor and contract labor costs associated with the development of our next generation spaceflight vehicles and a $12.1 million decrease in cash compensation and other employee benefit costs.
Selling, General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2025	2024			2025	2024
	(In thousands, except %)
Selling, general and administrative	$27,965	$33,978	$(6,013)	(18)%	$90,365	$95,793	$(5,428)	(6)%
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
Selling, general and administrative expenses decreased from $34.0 million for the three months ended September 30, 2024 to $28.0 million for the three months ended September 30, 2025. The decrease was primarily driven by a $2.9 million decrease in professional fees, a $1.9 million decrease in stock-based compensation and a $1.3 million decrease in outside services and other corporate costs.
Selling, general and administrative expenses decreased from $95.8 million for the nine months ended September 30, 2024 to $90.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $6.1 million decrease in stock-based compensation and a $3.9 million decrease in professional fees. These decreases were partially offset by a $2.6 million increase in cash compensation and other employee benefit costs and a $2.4 million expense associated with the settlement of the Lavin Action.
Depreciation and Amortization
Depreciation and amortization expense decreased from $4.3 million for the three months ended September 30, 2024 to $4.1 million for the three months ended September 30, 2025. The decrease was primarily due to older assets becoming fully depreciated. Depreciation and amortization expense increased from $11.3 million for the nine months ended September 30, 2024 to $12.5 million for the nine months ended September 30, 2025. The increase was primarily due to the acquisition of property, plant and equipment.
Interest Income
Interest income decreased from $10.4 million for the three months ended September 30, 2024 to $5.0 million for the three months ended September 30, 2025. Interest income decreased from $33.8 million for the nine months ended September 30, 2024 to $18.0 million for the nine months ended September 30, 2025. These decreases were primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense was $3.3 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense was $9.7 million for each of the nine months ended September 30, 2025 and 2024. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense
Income tax expense was immaterial for the three and nine months ended September 30, 2025 and 2024. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and restricted cash of $158.8 million and marketable securities of $264.8 million. Our principal sources of liquidity have come from sales of our common stock and offering of convertible senior notes (“2027 Notes”).
Historical Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(187,667)	$(271,668)
Investing activities	29,867	116,444
Financing activities	105,709	106,348
Net decrease in cash, cash equivalents and restricted cash	$(52,091)	$(48,876)

Operating Activities
Net cash used in operating activities was $187.7 million for the nine months ended September 30, 2025, and consisted primarily of $216.2 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $14.3 million and depreciation and amortization expense of $12.5 million, partially offset by $5.4 million of accretion of marketable securities purchased at a discount and $5.4 million of net changes in operating assets and liabilities.
Net cash used in operating activities was $271.7 million for the nine months ended September 30, 2024, and consisted primarily of $270.3 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $24.0 million and depreciation and amortization expense of $11.3 million, partially offset by $14.0 million of accretion of marketable securities purchased at a discount and $25.0 million of net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $29.9 million for the nine months ended September 30, 2025, and consisted primarily of $492.5 million in proceeds from maturities and calls of marketable securities, partially offset by $306.8 million in purchases of marketable securities and $155.9 million in capital expenditures.
Net cash provided by investing activities was $116.4 million for the nine months ended September 30, 2024, and consisted primarily of $729.4 million in proceeds from maturities and calls of marketable securities, partially offset by $527.4 million in purchases of marketable securities and $86.1 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $105.7 million for the nine months ended September 30, 2025, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program.
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

Issuances of Common Stock
In June 2023, we entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Agent” and collectively, the “Agents”) providing for the offer and sale of up to $400 million of shares of our common stock from time to time through the Agents, acting as sales agents, or directly to one or more of the Agents, acting as principal(s), through an “at-the-market offering” program (the “2023 ATM Program”).
In November 2024, we terminated the 2023 ATM Program, having sold a total of 12.8 million shares of common stock and generating $396.2 million in gross proceeds, before deducting $3.9 million in underwriting discounts, commissions and other expenses.
In November 2024, we entered into an open market sale agreement with Jefferies LLC (“Jefferies”) providing for the offer and sale of up to $300 million of shares of our common stock from time to time through Jefferies, acting as sales agent, or directly to Jefferies, acting as principal, through an “at-the-market offering” program (the “2024 ATM Program”).
During the nine months ended September 30, 2025, we sold 30.0 million shares of common stock under the 2024 ATM Program and generated $109.2 million in gross proceeds, before deducting $3.2 million in underwriting discounts, commissions and other expenses.
As of September 30, 2025, we had sold a total of 34.1 million shares of common stock under the 2024 ATM Program, generating $138.3 million in gross proceeds since its inception, before deducting $4.1 million in underwriting discounts, commissions and other expenses.
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
Beyond the next twelve months, our principal demand for funds will be to sustain our operations, operate our spaceline at Spaceport America in New Mexico, and expand our fleet of spaceships, launch vehicles, and supporting facilities. We expect to generate revenue from our spaceflight program, which is expected to commence with spaceflights in the fourth quarter of 2026. To the extent this source of capital as well as sources of capital described above are insufficient to meet our needs, we may need to seek additional debt or equity financing.
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

During the fiscal quarter ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in “Critical Accounting Policies and Estimates” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	001-38202	3.1	6/14/2024
3.2	Amended and Restated By-Laws of Virgin Galactic Holdings, Inc. (effective as of August 28, 2025).	8-K	001-38202	3.1	8/29/2025
10.1+	Amended and Restated Employment Agreement, dated July 29, 2025, by and among Virgin Galactic Holdings, Inc., Virgin Galactic, LLC and Michael Colglazier.	8-K	001-38202	10.1	8/1/2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: November 13, 2025		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)