Form 10-K
period 2025-12-31
Virgin Galactic Holdings, Inc
filed 2026-03-30
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

(949) 774-7640
(Registrant’s telephone number, including area code)

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the closing sales price of $2.73 reported on The New York Stock Exchange, was approximately $147.6 million.

As of March 23, 2026, there were 81,408,715 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

____________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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
•our expected capital requirements, the availability of additional financing and our ability to continue as a going concern;
•our ability to attract or retain highly qualified personnel;
•the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases on the economy generally, on our future financial or operational results, or our access to additional financing;
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

Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
•The market for commercial spaceflight is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
•Delays in the development of our next-generation spaceships would adversely impact our business, financial condition and results of operations.
•Any inability to operate our spaceflight systems at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
•Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operations.
•Any delays in the manufacture, production and commercialization of additional spaceflight systems, including our next-generation spaceships and launch vehicles, may adversely impact our business, financial condition and results of operations.
•We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all. Management has concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern.
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
•Failure to comply with a wide variety of extensive and evolving government laws and regulations could have a material adverse effect on our business.
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
We offer access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation, and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space travel experiences for private astronauts, autonomous research flight opportunities and human-tended research flights. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties.
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
In December 2018, we made history by flying our spaceship, VSS Unity, to space from Mojave, California. This represented the first flight of our spaceflight system, which was built to take humans into space routinely and safely, and designed with superior astronaut experience in mind. After relocating our operations to Spaceport America, we conducted the first flight to space from the state of New Mexico in May 2021. This flight also completed the data submission to the Federal Aviation Administration (“FAA”), resulting in the approval for the expansion of our commercial space transportation operator license to allow for the carriage of spaceflight participants. This marked the first time the FAA licensed a spaceline to fly customers and was further validation of the inherent safety of our system.
In July 2021 we completed the Unity-22 mission, the first spaceflight with a full crew of four mission specialists in the cabin, including our Founder, Sir Richard Branson.
In June 2023, ‘Galactic 01,’ marked the start of commercial service. This flight was a dedicated research mission funded by the Italian government, which tested 13 experiments and demonstrated our ability to use suborbital spaceflights to train astronauts for future orbital missions. ‘Galactic 05’ and ‘Galactic 07’ were also commercial research missions. These flights, along with the research experiments that were conducted on our previous test flights to space, demonstrated the capability of our spaceflight system to provide a groundbreaking research platform to researchers.
In January 2024, ‘Galactic 06’ marked the completion of our sixth commercial spaceflight in six months – a launch rate to space of a single vehicle that is both unprecedented and record-breaking. In June 2024, we completed our seventh commercial spaceflight, ‘Galactic 07.’ This marked the final commercial flight for our initial spaceship, VSS Unity.

We are currently developing our next-generation spaceflight vehicles, which include our next-generation spaceships and launch vehicles, both of which we expect will allow us to increase our annual flight rate. We expect to commence test flights of our next-generation spaceships in the third quarter of 2026, in advance of restarting commercial service which is expected to occur in the fourth quarter of 2026 with a research flight. We expect private astronaut spaceflights to commence six to eight weeks after our first commercial spaceflight. We recently completed an upgrade program for our current launch vehicle, which is now capable of flying on successive days, supporting our plan to ramp commercial service in 2027 to an average availability of three flights a week and enabling us to deliver a targeted rate of 125 space missions per year with our first two spaceships.
We believe the market for commercial human spaceflight is significant and untapped. As of December 31, 2025, we have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $188 million in expected future spaceflight revenue upon completion of the spaceflights. Each ticket purchased delivers a unique, human-first spaceflight journey designed around each individual to maximize the transformative power of space travel. This includes a multi-day experience consisting of a comprehensive spaceflight training preparation program that culminates in a spaceflight that includes several minutes of weightlessness and views of Earth from space. Each ticket purchased also provides access to our astronaut community, which offers opportunities to attend global events and experiences.
We have developed an extensive portfolio of proprietary technologies embodied in the highly specialized assets that we have developed or leased to enable commercial spaceflight. These assets include:
•Our carrier aircraft, the launch vehicle. The launch vehicle is a twin-fuselage, custom-built aircraft designed to carry our spaceships up to an altitude of approximately 45,000 feet, where the spaceship is released for its flight into space. Using the launch vehicle’s air launch capacity, rather than a standard ground-launch, reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to Earth’s surface. Our launch vehicle is designed to launch hundreds of spaceship flights over its lifetime. This reusable launch platform design provides a flight experience and economics similar to commercial airplanes and offers an economic advantage over other potential launch alternatives. Additionally, our launch vehicle is designed to have a rapid turnaround time to enable it to provide frequent spaceflight launch services for multiple spaceships. Following the completion of the non-recurring engineering work on our next-generation spaceships, we have redeployed some initial engineering resources to the next phase of design for our next-generation launch vehicle. In addition, we are exploring the opportunity to use a derivative model of our launch vehicle as a High-Altitude, Long-Endurance (“HALE”) aircraft, which we believe could be utilized for several types of government and research purposes.
•Our spaceships. The spaceship is a vehicle with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human-tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from passenger boarding to the disembarkation, of approximately 90 minutes. The spaceship cabin has been designed to deliver a superior astronaut experience, maximizing astronaut safety and comfort. Twelve windows line the sides and ceiling of the spaceship, offering customers the ability to observe the stunning views of Earth from space as well as the vast blackness of space. Pilot-designed and pilot-flown missions aid safety and customer confidence, enhancing the unique Virgin Galactic spaceflight experience. With the exception of the rocket motor, which must be replaced after each flight, the spaceship is designed as a wholly reusable vehicle across hundreds of missions.
Our next-generation of spaceships are in development and anticipated to enter commercial service in the fourth quarter of 2026. These ships are “production model” vehicles which build on the system and technology we have proven with our initial vehicles, designed and manufactured for easier maintenance, increased lifecycles and to deliver an unprecedented frequency of spaceflight and vehicle reusability across hundreds of missions. Importantly, they feature six passenger seats (50% more than VSS Unity) and are expected to fly twice per week in steady-state operations, which we expect will make them the highest-capacity and lowest-cost human-rated space vehicles ever created. In 2023, we completed preliminary design review and tooling began for our contractors to prepare for parts and materials fabrication. Following the ‘Galactic 07’ flight in June 2024, we paused Unity spaceflights in order to focus our resources on the acceleration of our next-generation spaceship program. We are assembling the spaceships at our spaceship factory in Arizona, which opened in July 2024. We expect to commence tests flights with our spaceships in the third quarter of 2026 in advance of commercial service, which is expected to begin in the fourth quarter of 2026 with a research flight. We expect to commence private astronaut spaceflights six to eight weeks later.

•Our hybrid rocket system. Our spaceships are powered by a hybrid rocket propulsion system that propels them on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain cartridge and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight and replaced in between flights. Our rocket motor has been designed to provide performance capabilities necessary for suborbital spaceflight with a focus on safety, reliability and economy. Its design incorporates comprehensive critical safety features, including the ability to be safely shut down at any time, and its limited number of moving parts increases reliability and robustness for human spaceflight. Furthermore, the fuel is made from a benign substance that needs no special or hazardous storage. Our rocket motor is elegantly simple and is designed to be replaced between flights within one to two days. The efficiency in our rocket motor replacement operation supports the fast turn-times of our rapid re-use spaceflight system and helps to drive down the cost per flight.
•Gateway to Space at Spaceport America. Our operational headquarters is where we operate our spaceflight and astronaut training. Spaceport America is located in New Mexico on more than 25 square miles of desert landscape, with access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate flight scheduling by preventing general commercial air traffic from entering the area. Additionally, the desert climate and its relatively predictable weather provide favorable launch conditions year-round.
Our goal is to offer our customers an unmatched and safe journey to space without the need for any previous experience or significant prior training and preparation. We have worked diligently for over a decade to plan every aspect of the journey to become an astronaut, drawing on a world-class team with extensive experience with human spaceflight, high-end customer experience and reliable transportation system operations and safety. Upon completion of their spaceflight, astronauts will disembark and join family and friends to celebrate their achievements and receive their Virgin Galactic astronaut wings.
Our operations also include spaceflight opportunities for research and technology development. Researchers have historically utilized parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities utilizing the space-like environment. In most cases, these solutions offer only seconds of continuous microgravity time and do not offer access to the upper atmosphere or space itself. Researchers can also conduct experiments on sounding rockets, satellites or orbital platforms. These opportunities are high cost, infrequent and may impose highly limiting operational constraints. Our spaceflight system is intended to provide the scientific research community with low cost, repeatable access to space and the microgravity environment. Our suborbital platform is an end-to-end offering, which includes not only our vehicles, but also the hardware such as payload lockers that we provide to researchers that request them, along with the processes and facilities needed for a successful campaign. The platform offers a routine, reliable and responsive launch service allowing for experiments to be conducted rapidly and frequently and with the opportunity to be tended in-flight by one or more researchers. This capability will enable scientific experiments as well as educational and research programs to be carried out by a broader range of individuals, organizations and institutions than ever before. Our commitment to advancing research and science has been present in many of our spaceflights to date.
Our first four spaceflights during the flight test program carried payloads into space for research purposes through NASA’s Flight Opportunities Program. ‘Galactic 01’ – our first commercial spaceflight – was a government-funded flight that supported over a dozen research experiments and carried three mission specialists from the Italian Air Force and the National Research Council of Italy, who conducted human-tended research experiments. VSS Unity’s cabin served as a suborbital science lab to provide the environment for rack-mounted payloads and for the crew to interact with wearable payloads. The research focused on the fields of thermo-fluid dynamics, materials science and biomedicine. On ‘Galactic 05,’ two private researchers, one sponsored by the Southwest Research Institute (SwRI), and another sponsored by the International Institute for Astronautical Sciences (IIAS), conducted a total of five human-tended research experiments. On ‘Galactic 07,’ Purdue University and UC Berkeley, supported by NASA’s Flight Opportunities Program, had autonomous payloads onboard designed to study propellant slosh in fuel tanks of maneuvering spacecraft and test a new type of 3D printing. ‘Galactic 07,’ also had an Axiom Space affiliated researcher astronaut, who conducted human-tended research experiments. In September 2025, we announced the continuation of our partnership with Purdue University in the form of a research mission scheduled for 2027. The Purdue University charter flight mission is expected to carry a five-person crew of Purdue faculty, students and alumni, along with a rack of research experiments. We remain under contract with NASA to provide space flights for research payloads and human-tended research missions. This 5-year contract is part of the NASA Flight Opportunities Program that began in September 2024. This is a continuation of the work Virgin Galactic has done for NASA’s Flight Opportunities Program since 2018.
We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services, such as research, design, development, manufacturing and integration of advanced technology systems.

Commercial Space Industry
The commercial exploration of space represents one of the most exciting and important technological initiatives of our time. For the last six decades, crewed spaceflight missions commanded by the national space agencies of the United States, Russia and China have captured and sustained the attention of the world, inspiring countless entrepreneurs, scientists, inventors, ordinary citizens and new industries. Despite the importance of these missions and their cultural, scientific, economic and geopolitical influence, as of December 31, 2025, only approximately 700 humans have ever traveled above Earth’s atmosphere into space. Overwhelmingly, these men and women have been government employees handpicked by government space agencies such as NASA and trained over many years at significant expense. While these highly capable government astronauts have inspired millions, individuals in the private sector have had extremely limited opportunities to fly into space, regardless of their wealth or ambitions.
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
Commercial Spaceflight
The market for commercial spaceflight for private individuals is new and virtually untapped. To date, private commercial space travel has been limited to a select group of individuals who were able to reach space only at great personal expense and risk. In 2001, Dennis Tito was the first private individual to purchase a ticket for space travel, paying an estimated $20 million for a ride to the International Space Station (the “ISS”) on a Russian Soyuz rocket. Since then, only a limited number of individuals have purchased tickets and flown successful orbital and suborbital missions. Current prices for NASA spaceflights to the ISS are estimated to be in excess of $50 million per seat. Orbital missions offered by other private companies are estimated to be in excess of $30 million.
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

Our Strategy
Using our proprietary and reusable flight system and supported by a distinctive, Virgin-branded customer experience, we are on a path to building a scaled and profitable business providing safe, reliable and regular transportation to space. To accomplish this, we intend to:
•Expand our spaceflight operations with more vehicles and significantly higher flight frequency per vehicle. In 2023, we commenced commercial operations with our spaceship, VSS Unity, and our launch vehicle carrier aircraft, VMS Eve, which together comprise our initial spaceflight system. We are currently assembling our next-generation spaceships which will feature six passenger seats and are expected to fly twice per week in steady-state operations. These ships are designed to support Virgin Galactic’s scale and profitability objectives, while helping to increase our reach and fuel further demand as even more people experience the wonder and awe of space travel. With these next-generation vehicles, we intend to increase our spaceflight operations at Spaceport America to 125 space missions per year with our first two spaceships. Beyond that, we plan to identify opportunities to expand to additional spaceports. We expect our next-generation spaceship test flights to begin in the third quarter of 2026, in advance of commercial service which is expected to begin in the fourth quarter of 2026 with a research flight. We expect private astronaut spaceflights to commence six to eight weeks after our first commercial spaceflight. We are currently in the design phase of our next-generation launch vehicle, with a primary focus on developing a launch vehicle variant to support our spaceships. We also plan to design a potential government variant that could be used in research and defense applications.
•Lower operating costs. We are focused on developing and implementing operational and manufacturing efficiencies in an effort to decrease the cost per spaceship, propulsion system and launch vehicle, as well as our overall operating costs. We expect that our next-generation vehicles and scaled operating model will enable a dramatic reduction in operating cost per flight. Additionally, we expect that our staff will become more efficient in various aspects of operations and maintenance to reduce associated operating costs over time.
•Leverage our proprietary technology and deep manufacturing experience to augment our product and service offerings and expand into adjacent and international markets. We have developed an extensive set of integrated aerospace development capabilities and technologies. While our primary focus for the foreseeable future will be on completing the assembly and testing of our new spaceships and scaling commercial service, we intend to explore the application of our proprietary technologies and our capabilities in areas such as design, engineering, composites manufacturing, high-speed propulsion and production for other commercial and government uses. By leveraging our technology and operations, we believe we will also have an opportunity in the future to pursue growth opportunities abroad, including by potentially opening additional spaceports or entering into other arrangements with different international government agencies. For example, in December 2024, we entered into an Agreement of Cooperation with Ente Nazionale per l’Aviazione Civile, the civil aviation authority of Italy, to jointly study the feasibility of conducting spaceflight operations from Grottaglie Spaceport in the Puglia region of Southern Italy. We expect to continue and expand our government and research payload business, in addition to developing new commercial partnerships. We plan to explore economic potential beyond our suborbital spaceship business, including opportunities with our world-class rocket systems and avionics teams, leveraging our outstanding talent and intellectual property. We have strategically organized these teams to take advantage of potential opportunities within commercial space, once we have scaled our spaceflight service, that could benefit from adaptations of our products and expertise.
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
◦Use of our launch vehicle for the first stage of flight to air launch our spaceship, which is intended to maximize the safety and efficiency of our spaceflight system;

◦Pilot-designed and pilot-flown missions to aid safety and customer experience;
◦Carbon composite structures that are light, strong and durable;
◦High performing, controllable spaceship hybrid rocket motor propulsion system that can be safely shut down at any time during the flight;
◦Large cabin with multiple windows, allowing for an experience of weightlessness and easy access to views of Earth for all of our astronauts;
◦Unique “wing-feathering” system, designed to enable a safe, aerodynamically controlled re-entry into Earth’s atmosphere on a repeated basis;
◦Versatile cabin provides the adaptability to operate research-focused flights with payload racks and researchers onboard as well as private astronaut flights with a full cabin of commercial passengers; and
◦Highly re-useable spaceflight system across hundreds of missions, with the exception of the rocket motor, which must be replaced after each flight.
•Significant backlog and pent-up customer demand. We believe a significant market opportunity exists for a company that can provide high net worth individuals with the opportunity to enjoy a spaceflight experience in comfort and safety. We have received significant interest from future astronauts and research organizations. As of December 31, 2025, we have flown 23 paying astronauts and have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $188 million in expected future spaceflight revenue upon completion of the spaceflights. Additionally, as of December 31, 2025, we have flown dozens of payloads for space research missions and intend to pursue similar arrangements for additional research missions, such as the Purdue University charter flight.
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
•Limited competition with natural barriers to entry. Entry into the commercial spaceflight market requires a significant financial investment as well as many years of high-risk development. We were formed in 2004 after the architecture of our spaceflight system had been proven in prototype form, which in itself had taken several years. In total, the development of our platform and capabilities has required significant investment to date. We are aware of only one operator with a similar investment of time and money in a suborbital commercial human spaceflight platform, which is taking a different approach to its launch architecture, and has recently announced that all suborbital spaceflights will be paused for at least two years.
•Highly specialized and extensive integrated design and manufacturing capabilities. We possess highly specialized and extensive integrated capabilities that enable us to manage and control almost all elements of design and manufacturing of our current generation of spaceships and launch vehicle. These capabilities include a unique approach to rapid prototyping that enables us to design, build and test innovative ideas quickly; a deep composite manufacturing experience with broad applications in the aerospace industry; and a dedicated team and facilities that support the full development of our high-performance vehicles. We have partnered with third parties to manufacture key subassemblies for our next-generation spaceships, which will be assembled at our facility in Arizona. The spaceship factory is where we build and ground test our spaceships, and where we will manufacture rocket motors. Our campus in Mojave, California, houses hangar and office space and is the site where we perform ground test operations of our rocket motors. Our engineering, design and corporate headquarters in Tustin, California, serves as our primary hub for research, design and engineering of our spaceships and next-generation launch vehicles.

•Rocket systems and support facilities. Our hybrid rocket motor is core to the success of our spaceflight system and we have established outstanding technology and infrastructure to maximize our opportunities to ensure our propulsion system is fully integrated into our next-generation spaceships while advancing our efforts to deliver cost-effective rocket motors at scale. This includes facilities to conduct full-scale “hot fire” tests – a comprehensive assessment of a rocket motor for performance qualification. Our Rocket Systems team will also work to identify new business opportunities that leverage and expand the intellectual property and commercial potential of technology developed at Virgin Galactic.
•Avionics system and electronic engineering capabilities. Our world-class electronic engineering team has built an unparalleled, pilot-friendly avionics system that simplifies complex data and serves as the central nervous system of our spaceship, including the propulsion system, flight control system, communication system and environmental control. Through our innovative experience designing and building spaceships, we believe we are uniquely positioned to apply this talent and intellectual property to develop avionics systems and solutions for other industry needs.
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
•Experienced management team and an industry-leading flight team. Our Chief Executive Officer spent more than 30 years working at The Walt Disney Company, most recently as its President and Managing Director, Disney Parks International. We also have a senior management team with extensive experience in the aerospace industry, including NASA’s former space shuttle launch integration manager. Our team of pilots is similarly experienced, with decades of flight and flight test experience, and includes former test pilots for the Royal Air Force, the Royal Canadian Air Force, the U.S. Air Force and the Italian Air Force, as well as a former NASA astronaut and test pilot for the U.S. Marine Corps. Our commercial team is managed and supported by individuals with significant experience and success in building and growing a commercial spaceflight brand, selling spaceflight reservations and managing the astronaut community.
Our Assets
We have developed an extensive portfolio of proprietary technologies that are embodied in the highly specialized vehicles that we have created to enable commercial spaceflight. These technologies underpin our carrier aircraft, the launch vehicle; our spaceships; our hybrid rocket motor; and our safety systems. Our astronauts will interact with these technologies at Spaceport America, the first purpose-built commercial spaceport, and our terminal hangar building, officially designated the “Virgin Galactic Gateway to Space.”

Our Carrier Aircraft—The Launch Vehicle
The launch vehicle is a twin-fuselage, custom-built aircraft designed to carry spaceships to an altitude of approximately 45,000 feet, where the spaceship is released for its rocket-powered flight into space. Using an air launch system rather than a standard ground-launch rocket reduces the energy requirements of our spaceflight system as the spaceship does not have to ascend through the higher density atmosphere closest to Earth’s surface. Air-launch systems have a well-established flight heritage, having first been used in 1947 for the Bell X-1, which was the first aircraft to break the speed of sound, and later on, the X-15 suborbital spaceplane, in Northrop Grumman’s Pegasus rocket system and in earlier versions of our spaceflight system.
The launch vehicle’s differentiating design features include its twin-boom configuration, its single-piece composite main wing spars, its reusability as the first stage in our space launch system, and its versatility as a flight training vehicle for our pilots and spaceships. The twin-boom configuration allows for a spacious central area between the two fuselages to accommodate a center wing launch pylon to which the spaceship can be attached. Both cabins of the launch vehicle are constructed using the same tooling and are identical in shape and size to the spaceship cabin. The commonality of cabin construction provides cost savings in production, as well as operational, maintenance and crew training advantages. The launch vehicle’s all-composite material construction substantially reduces weight as compared to an all-metal design. The launch vehicle is powered by four Pratt and Whitney Canada commercial turbo-fan engines. Spare parts and maintenance support are readily available for these engines, which have reliably been in service on the launch vehicle since December 2008.
The launch vehicle’s 140-foot main wing houses large air brakes that allow the launch vehicle to mimic the spaceship’s aerodynamic characteristics in the gliding portions of the spaceship’s flight. This provides our pilots with a safe, cost-effective and repeatable way to train for the spaceship’s final approach and landing.
Our launch vehicle is designed to launch many hundreds of spaceship flights over its lifetime. As such, our spaceflight launch platform system offers a considerable economic advantage over other potential launch architectures. Additionally, our launch vehicle has a rapid turnaround time, enabling it to provide frequent spaceflight launch services for multiple spaceships.
The launch vehicle was designed with a view towards supporting our international expansion and has a range of up to 2,800 nautical miles. As a result, the launch vehicle can transport our spaceships virtually anywhere in the world to establish launch capabilities.

The launch vehicle has completed an extensive, multi-year test program that included a combination of ground and flight tests. As of December 31, 2025, it had completed approximately 360 flights, with more than 50 of those being dual tests with our spaceships. We recently completed an upgrade program for our current launch vehicle, which is now capable of flying on successive days, supporting our plan to ramp commercial service in 2027 to an average availability of three flights a week and enabling us to deliver a targeted rate of 125 space missions per year with our first two spaceships.

Following the completion of the non-recurring engineering work on our next-generation spaceships, we have redeployed some of our engineering resources to the design for our next-generation launch vehicle. In addition, we are exploring the opportunity to use a derivative model of our launch vehicle as a high-altitude, long-endurance (“HALE”) aircraft, which we believe could be utilized for several types of government and research purposes. We are currently in the design phase of our next-generation launch vehicle, with a primary focus on developing a launch vehicle variant to support our spaceships. We also plan to design a potential government variant that could be used in research and defense applications.

Our Spaceships
Our spaceships are designed to be reusable across hundreds of missions with the capacity to carry pilots and private astronauts, research experiments and researchers that travel with their experiments for human-tended research flights, into space and return them safely to Earth. The spaceship is a rocket-powered winged vehicle designed to achieve a maximum speed of over Mach 3 and has a flight duration, measured from passenger boarding to the disembarkation, of approximately 90 minutes.
The spaceship begins each mission by being carried to an altitude of approximately 45,000 feet by the launch vehicle before being released. Upon release, the pilot ignites the hybrid rocket motor, which propels the spaceship on a near vertical trajectory into space. Once in space, astronauts enjoy amazing views and a weightless experience, and the pilots use the spaceship’s unique “wing-feathering” feature in order to prepare the vehicle for re-entry. The feathering system works like a badminton shuttlecock, naturally orienting the spaceship into the desired re-entry position with minimal pilot input. This re-entry position uses the entire bottom of the spaceship to create substantial drag, thereby slowing the vehicle to a safe re-entry speed and reducing both heat and structural loads. Once the spaceship has descended back to an altitude of approximately 55,000 feet above sea level, the wings de-feather back to their normal position, and the spaceship glides back to the base for a runway landing, similar to NASA’s Space Shuttle or any other glider. The spaceship’s feathering system was originally developed and tested on SpaceShipTwo’s smaller predecessor, SpaceShipOne.

Our spaceship’s cabin has been designed to maximize customer safety and comfort. Twelve windows in the cabin line the sides and ceiling of the spaceship, offering astronauts the ability to view the black of space as well as stunning views of Earth below.
With the exception of the rocket motor, which must be replaced after each flight, our spaceships are designed with unprecedented reusability and are expected to fly more than 500 times during their lifetimes. Like the launch vehicle, our spaceship is constructed with all-composite material construction, providing beneficial weight and durability characteristics.

SpaceShipTwo, VSS Unity, has completed an extensive flight test program that began in March 2010 with the original SpaceShipTwo, VSS Enterprise, which was built by a third-party contractor. The final flight test was conducted in May 2023 with the Unity-25 spaceflight, culminating in more than 50 test flights of the SpaceShipTwo configuration throughout the program. VSS Unity commenced commercial service in June 2023 and successfully completed seven commercial spaceflights. We paused Unity spaceflights in mid-2024 and expect to commence flying with test flights of our next-generation spaceships in the third quarter of 2026. This is in advance of commercial service, which is expected to begin in the fourth quarter of 2026 with a research flight. We expect private astronaut spaceflights to commence six to eight weeks after our first commercial spaceflight. We are currently assembling our first two next-generation spaceships at our spaceship factory in Arizona. These next-generation vehicles are designed to fly twice a week, a major advancement from VSS Unity. This will enable us to ramp to a targeted rate of 125 space missions per year with our first two spaceships.
Hybrid Rocket System
Our spaceship is powered by a hybrid rocket propulsion system that propels it on a trajectory into space. The term “hybrid” rocket refers to the fact that the rocket uses a solid fuel grain and a liquid oxidizer. The fuel cartridge is consumed over the course of a flight, meaning that each spaceship flight will require the installation of a new hybrid rocket motor. The assembly of this fuel cartridge with the hybrid rocket motor is designed to be efficient and to support high rates of commercial spaceflight. In 2018, our rocket motor set a Guinness world record as the most powerful hybrid rocket to be used in a crewed flight. In February 2019, it was accepted into the permanent collection of the National Air and Space Museum.
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
Our in-house propulsion team is in the process of developing our rocket motor production plant in our spaceship factory to increase the production rate and to reduce the unit production cost to accommodate planned growth in the spaceship fleet and drive increasingly attractive per-flight economics.
Our rocket motor is elegantly simple and is designed to be replaced between flights within one to two days. The efficiency in our rocket motor replacement operation supports the fast turn-times of our rapid re-use spaceflight system and helps to drive down the cost per flight.
Safety Systems
We have designed our spaceflight system with a fundamental focus on safety. Important elements of our safety design include:
•Horizontal takeoff and landing. We believe that launching our spaceship from the launch vehicle offers several critical safety advantages. Among other advantages, horizontal launch generally requires less fuel, oxidizer and pressurant on board than would otherwise be required. Moreover, the horizontal launch method allows increased time for pilots and crew to respond to any potential problems that may arise with the spaceship or its propulsion system. As such, if the pilots observe a problem while the spaceship is still mated to the launch vehicle, they can quickly and safely return to the ground without releasing our spaceship. Furthermore, if potential concerns emerge after release from the launch vehicle, spaceship can simply glide back to the runway.
•The launch vehicle’s engine reliability. Highly reliable and rigorously tested jet engines made by Pratt and Whitney Canada power the first 45,000 feet of the journey to space.
•Two pilots per vehicle. Two pilots will fly in each launch vehicle and each spaceship. Having a second pilot in the vehicles spreads the workload and provides critical redundancies.
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
•Safety Management System. We have an aviation Safety Management System (SMS) that is aligned with industry and regulatory standards contained in FAA SMS Advisory Circular 120-92B and 14 Code of Federal Regulations Part 5, which advocates for a formal, top-down, business-like approach to managing safety. Our SMS provides a framework designed to minimize the consequences of hazards in our business life cycle through a continuing process of hazard identification and risk management that decreases the likelihood of incident, accident, injury, or illness. Our SMS has four subparts: Safety Policy, Safety Risk Management, Safety Assurance and Safety Promotion.
Spaceport America
Our astronauts’ flight preparation and experience will take place at the Gateway to Space at Spaceport America, the first purpose-built commercial spaceport in the world. Spaceport America is located in New Mexico on more than 25 square miles of desert landscape and includes a space terminal, hangar facilities and a 12,000-foot runway. The facility has access to 6,000 square miles of restricted airspace running from the ground to space. The restricted airspace will facilitate frequent and consistent flight scheduling and the desert climate and its relatively predictable weather provide favorable launch conditions year-round. The development costs of Spaceport America were largely funded by the State of New Mexico. Our license from the FAA includes Spaceport America as a location from which we can launch and land our spaceflight system.
The terminal hangar building officially designated the “Virgin Galactic Gateway to Space,” was designed to be functional and beautiful, matching our astronauts’ high expectations of a Virgin-branded facility and delivering an aesthetic consistent with the Virgin Galactic experience. The form of the building in the landscape and its interior spaces capture the drama and mystery of spaceflight, reflecting the thrill of space travel for our astronauts. The LEED-Gold certified building has ample capacity to accommodate our staff and our current fleet of vehicles.
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
The Virgin Galactic astronaut reservation process, honed and proven over many years, is personalized and consultative, but underpinned by a digital customer relationship management journey. It is designed to deliver a high-touch but efficient and scalable user experience. Once the reservation transaction is completed, the customer receives immediate access to our astronaut community and opportunities to attend events and experiences, visits to Virgin Galactic’s facilities in New Mexico, Arizona and California, as well as space-readiness activities such as zero-gravity aircraft flights and high-g centrifuge training. Each customer is welcomed and on-boarded into the astronaut community via a call with our ‘Astronaut Office.’ Future astronauts are kept apprised of community activity and company news through a customer portal, which was launched in March 2026. This will be the principal tool by which we provide and receive necessary information from our future astronauts in preparation for their spaceflights.

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
We have worked with training experts, behavioral health experts, experienced flight technicians and experienced government astronauts in order to customize training for our suborbital missions. This program includes training for emergency egress, flight communication systems, flight protocols, seat ingress and egress and meets all training requirements prescribed by applicable regulations.
The training program has been built on the philosophy that familiarization with the systems, procedures, equipment and personnel that will be involved in the actual flight will make the astronaut more comfortable and allow the customer to focus their attention on having the best possible experience. As a result, most training involves hands-on activities with real flight hardware or with high-fidelity mock-ups.
Although broadly similar for each flight, the training program and the flight schedule may vary slightly depending on the backgrounds, personalities, physical health of the astronauts and weather and other conditions. Additionally, we expect to continue to review, assess and modify the program regularly as we gain additional commercial experience.
The Spaceflight Experience
On the morning of their flight to space, the astronauts will head out to the spaceport for their final flight briefings and preparation. The astronauts will then meet up with their fellow astronauts and board our spaceship, which will already be mated to the launch vehicle.
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
Once all astronauts are safely onboard and the pilots have coordinated with the appropriate regulatory and operational groups, the launch vehicle will take-off and climb to an altitude of approximately 45,000 feet. Once at altitude, the pilots will perform all necessary vehicle and safety checks and then will release the spaceship from the launch vehicle. Within seconds, the rocket motor will be ignited, producing acceleration forces of up to 4Gs as the spaceship undertakes a near vertical climb and achieves speeds of approximately Mach 3.
The rocket motor will fire for approximately 60 seconds, burning all of its propellant, and the spaceship will coast up to apogee. Our astronauts will be able to exit their seats and experience weightlessness, floating about the cabin and positioning themselves at one of the twelve windows around the cabin sides and top. The vehicle’s two pilots will maneuver the spaceship to give the astronauts spectacular views of Earth and an opportunity to look out into the blackness of space. While the astronauts are enjoying their time in space, our spaceship’s pilots will have reconfigured the spaceship into its feathered re-entry configuration.
After enjoying several minutes of weightlessness, our astronauts will maneuver back to their seats to prepare for re-entry. We have conducted seat egress and ingress testing in weightlessness to verify that our astronauts will be able to return to their seats quickly and safely. Our personalized seats, custom-designed to support each astronaut safely during each phase of flight, will cushion the astronauts as the spaceship rapidly decelerates upon re-entry. Our astronauts will enjoy the journey back into Earth’s atmosphere, at which time the vehicle’s wings will be returned to their normal configuration, and the spaceship will glide back to the original runway from which the combined launch vehicle and spaceship pair had taken off less than two hours prior. Upon landing, astronauts will disembark and join family and friends to celebrate their achievements and receive their Virgin Galactic astronaut wings.
Sales and Marketing
In August 2021, following Sir Richard Branson’s successful test flight, we reopened ticket sales to a select group and increased the pricing of our consumer offerings to a base price of $450,000 per seat. In 2023, we increased the pricing of our consumer offerings to a base price of $600,000 per seat. As of December 31, 2025, we have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $188 million in expected future spaceflight revenue upon completion of the spaceflights. We have recently reopened ticket sales for a tranche of spaceflight reservations at a base price of $750,000 per seat.
In preparation, we have a full rebuild of our digital presence underway with a particular focus on sales funnel progression and a dedicated astronaut portal. Given that sales of spaceflights are consultative and generally require a one-on-one sales approach, we are focused on developing different sales journeys to engage and educate interested individuals and to drive sales conversion in a scalable way. In addition, we intend to utilize third-party partnerships to reach and cultivate our target audience. This includes, for example, luxury travel agencies.
Research and Education Applications
In addition to the potential market for human space travel, we believe our existing technology has potential applications in additional markets, including scientific research and professional astronaut training. Historically, the ability to perform microgravity research has been limited by the same challenges facing human spaceflight, including the significant cost associated with traveling to space and the limited physical capacity available for passengers or other payloads. Additionally, the long launch lead times and the low launch rate for these journeys make it difficult to run an experiment quickly or to fly repeated experiments, and there has traditionally been a significant delay in a researcher’s ability to obtain the data from the experiment once the journey was complete. As a result, researchers have used parabolic aircraft and drop towers to create moments of microgravity and conduct significant research activities. While these solutions help address cost concerns, they offer only seconds of continuous microgravity per flight. They do not offer access to the upper atmosphere or space, rapid re-flight or, in the case of drop towers and sounding rockets, the opportunity for the principal investigator to fly with the scientific payload. We believe our spaceflight system addresses many of these issues by providing:
•Researchers the ability to accompany and tend to their experiments in space;
•The ability to fly payloads repeatedly, which can enable lower cost and iterative campaigns;
•Prompt access to experiments following landing;
•Access to a large payload capacity; and
•In the case of sounding rockets, gentler G-loading.
We believe the demand for access to suborbital research is likely to come from educational and commercial research institutions across a broad range of technical disciplines. Multiple government agencies and research institutions have expressed interest in contracting with us to launch research payloads to space and to conduct suborbital experiments. We have flown dozens of experiments for research-related missions, and we expect research missions to form an important part of our launch manifest in the future. Three of our commercial spaceflights were dedicated research missions: ‘Galactic 01’ was a government-funded flight that supported over a dozen research experiments and carried three mission specialists conducting human-tended research, ‘Galactic 05’ carried two privately-funded researchers who conducted human-tended research experiments, and ‘Galactic 07’ carried government-funded autonomous research payloads and one U.S. based commercial space company funded researcher who conducted human-tended research experiments. In September 2025, we announced the Purdue University charter flight, scheduled for 2027, which is expected to carry a five-person crew of Purdue faculty, students and alumni, along with a rack of research experiments. We remain under contract with NASA to provide space flights for research payloads and human-tended research missions. This contract is part of the NASA Flight Opportunities Program that began in September 2024 and is bound to an initial 5-year term. This is a continuation of the work Virgin Galactic has done for NASA’s Flight Opportunities Program since 2018. We believe this demonstrates the broad implications and desirability of our offering.

Design, Development and Manufacturing
Our development and manufacturing team consists of talented and dedicated engineers, technicians and professionals with decades of combined design, engineering, manufacturing and flight test experience from a wide variety of the world’s leading research, commercial and military aerospace organizations.
We have developed extensive capabilities for developing, manufacturing and testing aircraft, spacecraft and related propulsion systems. These capabilities encompass preliminary systems and vehicle design and analysis, detail design, manufacturing, ground testing, flight testing and post-delivery support and maintenance. We believe our unique approach that blends the speed of prototyping with the design stability required for production enables innovative ideas to be quickly designed, built, tested with process rigor and transitioned into service. In addition, we have expertise in configuration management and developing documentation needed to transition our technologies and systems to commercial applications. We believe our breadth of capabilities, experienced and cohesive team and culture would be difficult to re-create and can be easily leveraged on the future design, build and test of transformational aerospace vehicles.
The first vehicle we manufactured was VSS Unity, the second SpaceShipTwo vehicle. Leveraging the extensive design engineering invested in VSS Unity, we have designed and are currently assembling our new spaceships at a substantially lower cost. In addition, we manufacture rocket motors to support the growth of our commercial operations over time, which we plan to ramp to a targeted rate of 125 space missions per year with our first two spaceships.
Following the completion of the non-recurring engineering work on our next-generation spaceships, we have redeployed some of our engineering resources to the design phase for our next-generation launch vehicle.
Additionally, we have developed a significant amount of know-how, expertise and capabilities that we believe we can leverage to capture growing demand for innovative, agile and low-cost development projects for third parties, including contractors, government agencies and commercial service providers. We are exploring strategic relationships to develop new applications for our technologies and to support new aerospace technologies for commercial and transportation applications that we believe will accelerate progress within relevant industries and enhance our growth.
We are assembling our next-generation spaceships in Arizona at our new manufacturing and operating facility, which consists of approximately 150,000 square feet. Our rocket motor ground test facility is located in Mojave, California. Our Design and Engineering center is located in Tustin, California and encompasses approximately 100,000 square feet of office space and also functions as our corporate headquarters.
Additional Potential Applications of our Technology and Expertise
We believe we can leverage our robust platform of advanced technologies, significant design, engineering and manufacturing experience and thousands of hours of flight training to develop additional aerospace applications.
Our hybrid rocket motor is core to the success of our spaceflight systems, and we have established outstanding technology and infrastructure to maximize our propulsion system production and testing, while advancing our efforts to deliver cost-effective rocket motors at scale. This includes facilities to conduct full-scale “hot fire” tests – a comprehensive assessment of a rocket motor for performance qualification. Our Rocket Systems team will work to identify new business opportunities that leverage and expand this intellectual property and its commercial potential.

Our world-class electronic engineering team has built an unparalleled, pilot-friendly avionics system that simplifies complex data and serves as the central nervous system of our spaceship, including the propulsion system, flight control system, communication system and environmental control. Through our innovative experience designing and building spaceships, we believe we are uniquely positioned to apply this talent and intellectual property to develop avionics systems and solutions for other industry needs.

Although we are currently in the design phase of our next-generation launch vehicle, with a primary focus on developing a launch vehicle variant to support our spaceships, we also plan to design a potential government variant that could be used in research and defense applications.

Competition
The commercial spaceflight industry is still developing and evolving, but we expect it to be competitive. Our primary competitor in establishing a commercial suborbital human spaceflight offering is Blue Origin, a privately-funded company that had developed a vertically-launched, suborbital capsule. Blue Origin recently announced it was pausing its suborbital space tourism flights for at least two years.
We believe our ability to compete successfully as a commercial provider of human spaceflight does and will depend on several factors, including the price of our offerings, consumer confidence in the safety of our offerings, consumer satisfaction for the experiences we offer and the frequency and availability of our offerings. Our next-generation spaceships will have increased passenger capacity and the potential to fly multiple times per month. We believe that we compete favorably on the basis of these factors.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, by using a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Our engineers’ ongoing research and development make important contributions to our business. We periodically evaluate these contributions, and we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.
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
Regulatory
Federal Aviation Administration
Regulations, policies and guidance issued by the FAA apply to the use and operation of our spaceflight system. When we operate our spaceflight system as “launch vehicles,” meaning a vehicle built to operate in, or place a payload or human beings in, outer space, the FAA’s Commercial Space Transportation requirements apply. Operators of launch vehicles are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s financial responsibility requirements for third-party liability. Congress enacted a “learning period” limiting the FAA until January 1, 2028 from regulating human occupants on launch vehicles such as our spaceships. During this period, the FAA retains limited authority to regulate the design or operation of a vehicle to protect the health and safety of crew, government astronauts and spaceflight participants under certain conditions. It is uncertain whether the learning period will be extended further, but we may face increased and more expensive regulation from the FAA relating to our spaceflight activities when it expires.
In 2020, the FAA consolidated multiple regulatory regimes into one set of requirements for all vehicle types. Our previous operations were covered under a 14 CFR Part 431 license, which expired for all commercial spaceflight operators on March 10, 2026, as planned under the FAA’s streamlining launch and reentry license requirements, consolidated under 14 CFR Part 450. We expect to submit a 14 CFR Part 450 license application no later than the second quarter of 2026. The FAA has up to 180 days to review our license application, which we expect to occur ahead of resuming spaceflights with our next generation vehicles, anticipated to launch in the fourth quarter of 2026.
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
Additionally, the SFICA offers spaceflight companies protection in New Mexico, where we conduct our commercial operations, from lawsuits from passengers on space vehicles where spaceflight participants provide informed consent and a waiver of claims. This law generally provides coverage to operators, manufacturers and suppliers and requires operators to maintain at least $1.0 million in insurance for all spaceflight activities.
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
Export Controls

Our spaceflight business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (“ITAR”) and the U.S. Export Administration Regulations (“EAR”). The ITAR generally restricts the export of hardware, software, technical data and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.

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

Many different types of internal controls and safeguards are required to maintain compliance with such export control rules. In particular, we are required to maintain a registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software and technology; and obtain licenses or other forms of U.S. government authorizations to engage in certain activities, including the performance of services for foreign persons, related to and that support our spaceflight business. The authorization requirements include the need to obtain permission to release controlled technology to foreign persons, including foreign person employees under the EAR’s License Exception Strategic Trade Authorization for certain exports, re-exports and transfers in-country. The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations.
Failure by us to comply with applicable export control laws and regulations could result in reputational harm as well as significant civil or criminal penalties, fines, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. government. Further, even investigations of suspected or alleged violations can be expensive and disruptive. Thus, violations (or allegations of violations) of applicable export control laws and regulations could adversely affect our reputation, business, financial condition and results of operations.

Human Capital
As of December 31, 2025, we had 694 employees across the globe. We believe our future prospects will depend, in part, on our ability to continue to attract, motivate, develop and retain a sufficient number of highly skilled personnel. Virgin Galactic strives to offer competitive compensation, benefits and services that meet the needs of its employees, including short-term and long-term incentive programs, defined contribution plans, healthcare benefits and wellness and employee assistance programs. Management monitors market compensation and benefits to attract, retain and promote high-performing employees and reduce turnover and associated costs. In addition, Virgin Galactic’s incentive programs are designed to reward the achievement of short- and long-term business results and aligned with the interests of our stockholders.
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
Risks Related to Our Business
We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred net losses of $278.9 million and $346.7 million for the years ended December 31, 2025 and 2024, respectively. We have generated limited revenue from our commercial spaceflight operations, which commenced in June 2023, and were subsequently paused in mid-2024, flying payloads into space, scientific research services, and access fees related to our astronaut community and related events. It is difficult for us to predict our future operating results as we develop our next-generation spaceships. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to increase over the next several years as we scale our spaceflight operations, continue to attempt to streamline our manufacturing process, develop our next-generation spaceflight vehicles, which include our next-generation spaceships and launch vehicles, ultimately increase our flight cadence, hire more employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow or continuing our business operations. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring future astronauts or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.
The success of our business will be highly dependent on our ability to effectively market and sell spaceflights.
We have generated only limited revenue from spaceflight, and we expect that our business will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell spaceflight experiences. We have limited experience in marketing and selling spaceflights, which we refer to as our astronaut experience. If we are unable to utilize our current sales organization effectively, or to expand our sales organization as needed, to adequately target and engage our potential astronauts, our business may be adversely affected. To date, we have primarily sold the reservations for our astronaut experience through direct sales and have sold a limited number of seats each year. Our success depends, in part, on our ability to attract new astronauts in a cost-effective manner. While we had a backlog of approximately 675 future astronauts as of December 31, 2025, we are making, and we expect that we will need to continue to make, significant investments in order to attract new astronauts. Our sales growth depends on our ability to implement strategic initiatives and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of new astronauts in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new astronauts at the same rate as past campaigns or brand content. If we are unable to attract new astronauts, our business, financial condition and results of operations will be harmed.
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
Delays in the development of our next-generation spaceships would adversely impact our business, financial condition and results of operations.
We are currently developing our next-generation spaceflight system, which includes our next-generation spaceships and launch vehicles, which we expect will allow us to increase our annual flight rate. Although we commenced commercial operations with our Unity spaceflight system in June 2023, we paused Unity spaceflights in mid-2024 and currently expect our next-generation spaceships flight test program to commence in the third quarter of 2026 in advance of our first commercial spaceflight which is expected to occur in the fourth quarter of 2026 with a research flight. We currently expect private astronaut spaceflights to commence six to eight weeks after our first commercial spaceflight.
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
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintain current approvals, licenses or certifications;
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
•our ability to continue funding and maintain our current research and development activities; and
•the impact of an outbreak of a highly infectious or contagious disease or other health concerns, on us, our customers, suppliers and distributors, and the global economy.
Any inability to operate our spaceflight systems at our anticipated flight rate could adversely impact our business, financial condition and results of operations.
Historically, we were dependent on a single spaceflight system consisting of a spaceship, VSS Unity, and launch vehicle, VMS Eve. We are currently developing our next-generation spaceflight vehicles, which include our next-generation spaceships and launch vehicles, which we expect will allow us to increase our annual flight rate. In light of such development, we paused Unity spaceflights in mid-2024, and we currently expect our next-generation spaceships flight test program to commence in the third quarter of 2026 in advance of our first commercial spaceflight which is expected to occur in the fourth quarter of 2026 with a research flight. We currently expect private astronaut spaceflights to commence six to eight weeks after our first commercial spaceflight.
To be successful once we begin flying again with our next-generation spaceships, we will need to maintain a sufficient flight rate, which will be negatively impacted if we are not able to operate our spaceflight systems for any reason. In addition to the pause on Unity spaceflights, we may be unable to operate our spaceflight systems at our anticipated flight rate for a number of other reasons outside of our control, including, but not limited to, unexpected weather patterns, maintenance issues, pilot error, design and engineering flaws, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule flights. Our spaceflight systems are highly sophisticated and depend on complex technology, and we require them to meet rigorous performance goals that may from time to time necessitate that we replace critical components or hardware. Our ability to operate in airspace may also be superseded by the U.S. Department of Defense priority missions. In the event we need to replace any components or hardware of our spaceflight system, there are limited numbers of replacement parts available, some of which have significant lead time associated with procurement or manufacture, so any failure of our systems or their components or hardware could result in reduced numbers of flights and significant delays to our planned growth.
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
As of December 31, 2025, our backlog represents orders from approximately 675 future astronauts for which we have not yet recognized spaceflight revenue. While many of these orders were accompanied by a significant deposit, the deposits are largely refundable, and the reservations may be cancelled under certain circumstances without penalty. As a result, we may not receive revenue from these orders and deposits, and any order backlog or other deposits we report may not be indicative of our future revenue.
In addition to our pause of Unity spaceflights in mid-2024, many other events may cause a delay in our ability to fulfill reservations or cause planned spaceflights to not be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that may force us to cancel or reschedule flights. If we further delay spaceflights or if future astronauts reconsider their astronaut experience, those individuals may seek to cancel their planned spaceflight and may obtain a full or partial refund.
We have not yet tested flights at our anticipated full passenger capacity of our next-generation spaceships.
While we have successfully completed seven commercial flights with our Unity spaceflight system, we are continuing to develop our next-generation spaceships, and we currently expect our first commercial spaceflight, a research flight, to occur in the fourth quarter of 2026, followed by the commencement of private astronaut spaceflights six to eight weeks later. We have not yet tested flights of our next-generation spaceships at their full passenger capacity of six people. The success of our spaceflight operations will depend on our achieving and maintaining a sufficient level of passenger capacity on our spaceflights. We have not yet tested flights with this full cabin, and it is possible that the number of passengers per flight may not meet our expectations for a number of factors, including maximization of the passenger experience and satisfaction. Any decrease from our assumptions in the number of passengers per flight could adversely impact our ability to generate revenue at the rate we anticipate.

Any delays in the manufacture, production and commercialization of additional spaceflight systems, including our next-generation spaceships and launch vehicles, may adversely impact our business, financial condition and results of operations.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of new spaceflight systems and related technology, as well as other factors. For example, in the second half of 2025, we experienced extended lead times for parts deliveries in connection with the development of our next-generation spaceships, which caused the completion dates of our subassemblies to shift modestly out. If delays like this arise or recur, in particular in connection with the development of our next-generation spaceships and launch vehicles, if our remediation measures and process changes do not continue to be successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in sustaining the ramp of our spaceflight system, delays in increasing production further or commencing commercial service on our expected timeframes or at all.
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
If our operations grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing and distribution functions. We will also need to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of spacecraft as currently planned or within the planned timeframe. The expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our spaceflight systems. For example, in July 2024, we announced the opening of a new spaceship manufacturing facility in Arizona and the related anticipated scaling of our team to produce our next-generation spaceships. However, in November 2023, we announced a workforce reduction of approximately 185 employees, constituting approximately 18% of our workforce, in order to decrease costs and strategically realign our resources.
Our growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, finding manufacturing capacity to produce our spaceflight systems and related equipment, and delays in production and spaceflights. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our fleet of spacecraft and increase our presence around the globe, we expect to incur substantial expenses as we continue to attempt to streamline our manufacturing process, increase our flight cadence, hire more employees, and continue research and development efforts relating to new products and technologies and expand internationally. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

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
We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. If our personnel or one of our spaceflight systems, the personnel or spacecraft of one of our competitors or the personnel, aircraft or other vehicle of a commercial airline, governmental agency or other specialty adventure company, were to be involved in a public incident, accident or catastrophe, this could create an adverse public perception of spaceflight and result in decreased customer demand for spaceflight experiences, which could cause a material adverse effect on our business, financial conditions and results of operations. Incidents and any corresponding media coverage that showcases the risks associated with space travel could negatively impact consumer preferences, thereby giving rise to potential material adverse effects on our business, financial condition, and results of operations. Further, if our personnel or our spaceflight systems were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business could cause future astronauts with existing reservations to cancel their spaceflights and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.
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

We will require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all. Management has concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern.
We may be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, unfavorable economic conditions, whether related to inflation, interest rates or otherwise have resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities (including through our “at-the-market offering” program) or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. We believe that we may not have sufficient cash and marketable securities to maintain our planned operations for the next twelve months following the issuance date of the consolidated financial statements and have concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern.
Certain future operational facilities may require significant expenditures, and the ongoing need to maintain existing operational facilities requires us to expend capital.
As part of our growth strategy, we may utilize additional spaceports outside the United States. Construction of a spaceport or other facilities in which we conduct our operations may require significant capital expenditures to develop, and in the future we may be required to make similar expenditures to expand, improve or construct adequate facilities for our spaceflight operations. While Spaceport America was funded by the State of New Mexico and we intend to pursue similar arrangements in the future, we cannot assure that such arrangements will be available to us on terms similar to those we have with the State of New Mexico or at all. If we cannot secure such an arrangement, we would need to use cash flows from operations or raise additional capital in order to construct additional spaceports or facilities. In addition, as Spaceport America and any other facilities we may utilize mature, our business will require capital expenditures for the maintenance, renovation and improvement of such existing locations to remain competitive and maintain the value of our brand standard. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, we will need to borrow or otherwise obtain funds. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures. If the costs of funding new locations or renovations or enhancements at existing locations exceed budgeted amounts or the time for building or renovation is longer than anticipated, our business, financial condition and results of operations could be materially adversely affected.
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
In addition, we have in the past and may in the future experience delays in manufacture or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the International Traffic in Arms Regulations (“ITAR”) and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled spaceflights, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

Our spaceflight systems and related equipment may have shorter useful lives than we anticipate.
Our growth strategy depends in part on the successful and timely manufacture of our next-generation spaceships. Each spaceflight system has a limited useful life, which is driven by the number of cycles that the system undertakes. While the vehicle is designed for a certain number of cycles, known as the design life, there can be no assurance as to the actual operational life of a spaceflight system or that the operational life of individual components will be consistent with its design life. A number of factors impact the useful lives of the spaceflight systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, the actual combined environment experienced compared to the assumed combined environment for which the spaceflight systems were designed and tested and the occurrence of any anomaly or series of anomalies or other risks affecting the spaceflight systems during launch, flight and re-entry. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our spaceflight systems and related equipment using less of our currently installed equipment, which could render our existing material obsolete. Any continued improvements in spaceflight technology may make obsolete our existing spaceflight systems or any component of our spacecraft prior to the end of its life. If the spaceflight systems and related equipment have shorter useful lives than we currently anticipate, this may lead to greater maintenance costs than previously anticipated such that the cost to maintain the spacecraft and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.
Failure of third-party contractors and suppliers could adversely affect our business.
We are dependent on various third-party contractors and suppliers to develop and provide critical technology, systems and components required for our spaceflight system. For example, each spaceflight currently requires replenishment of certain components of our rocket motor propulsion system that we obtain from third-party contractors and suppliers. Should we experience complications with any of these components which are critical to the operation of our spacecraft, we may need to delay or cancel scheduled spaceflights. We face the risk that any of our contractors and suppliers may not fulfill their contracts and deliver their products or services on a timely basis, or at all. We have experienced, and may in the future experience, operational complications with our contractors and suppliers. The ability of our contractors and suppliers to effectively satisfy our requirements could also be impacted by their financial difficulty or damage to their operations caused by fire, terrorist attack, military conflict, natural disaster, pandemic, or other events. The failure of any contractors and suppliers to perform to our expectations could result in shortages of certain manufacturing or operational components for our spacecraft or delays in spaceflights and harm our business. In addition, the failure of third-party providers to design and manufacture our next-generation carrier aircraft as well as manufacture key subassemblies for our next-generation spaceships in accordance with our expectations could result in delays to our next-generation vehicles service dates and adversely impact our future flight rate. Our reliance on contractors and suppliers and inability to fully control any operational difficulties with our third-party contractors and suppliers could have a material adverse effect on our business, financial condition and results of operations.
We expect to face competition in the commercial spaceflight industry and other industries in which we may develop products.
The commercial spaceflight industry is still developing and evolving, but we expect it to be competitive. Our primary competitor in establishing a commercial suborbital human spaceflight offering is Blue Origin, a privately funded company founded in 2000. Blue Origin recently announced it was pausing its suborbital space tourism flights for at least two years. In addition, we are aware of several large, well-funded, public and private entities actively engaged in developing products within the aerospace industry. While these companies are currently focused on providing fundamentally different products than ours, such as orbital spaceflights at a substantially higher cost than our offerings, we cannot provide assurance that one or more of these companies will not shift their focus to include suborbital spaceflight and directly compete with us in the future. Additionally, if one or more of these companies significantly reduce prices for their current products, they may indirectly compete for our customer base.
Many of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. They may also be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings or offer lower prices. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

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
We have invested certain of our resources in developing new technologies, services, products and offerings and expect that we may invest a more significant amount of resources to those purposes in the future. We are currently in the design phase of our next-generation launch vehicle, with a primary focus on developing a launch vehicle variant to support our spaceships. We also plan to design a potential government variant that could be used in research and defense applications. However, we may not realize the expected benefits of these investments. These anticipated technologies, services, products and offerings are unproven and subject to significant continued design and development efforts, may take longer than anticipated to materialize, if at all, and may never be commercialized in a way that would allow us to generate revenue from the sale of these technologies, services, products and offerings. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. We may also seek to expand the application of our existing proprietary technology in new and unproven offerings. Further, under the terms of an amended and restated trademark license agreement (the “Amended TMLA”), our ability to operationalize some of the technologies may be dependent upon the consent of Virgin Enterprises Limited (“VEL”). Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned and licensed intellectual property, including the Virgin brand and other intellectual property that we license from Virgin under the Amended TMLA. Under the terms of the Amended TMLA, Virgin has the primary right to take actions to obtain, maintain, enforce and protect the Virgin brand. If, following our written request, Virgin elects to not take an action to maintain, enforce or protect the Virgin brand, we may do so, at our expense, subject to various conditions including that so long as doing so would not have a material adverse effect on Virgin, any of Virgin’s other licensees or the Virgin brand and we reasonably believe failing to do so would materially adversely affect our business. Should Virgin determine not to maintain, enforce or protect the Virgin brand, we and/or the Virgin brand could be materially harmed, and we could incur substantial cost if we elect to take any such action.
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
We derive limited revenue from contracts with NASA and may enter into further contracts with the U.S. or foreign governments in the future, and this subjects us to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. U.S. federal budgetary constraints, including lapses in appropriations or government shutdowns, could delay or reduce funding, or lead to modifications, delays or terminations of expenditures or performance under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
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
We manage and store confidential information (including proprietary, sensitive and personal information) relating to our operations on our systems. We own our systems but also rely on third parties for a range of information technology systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party service providers have been, and will continue to be, subject to cyberattacks and other incidents that threaten the confidentiality, integrity, and availability of our and our third-party service providers’ systems and confidential information. While to date no such incidents have had a material impact on our operations or financial condition, we cannot guarantee that material incidents will not occur in the future. If we and our third-party service providers are unable to protect these systems or information stored therein, or if we fail or allegedly fail to comply with evolving federal, state and foreign information security, data protection or privacy laws, regulations, and other requirements, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures.
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
In addition, breaches of our or our third-party service providers’ security measures, the unapproved use or disclosure of proprietary information or sensitive or confidential information about us or our suppliers, customers or other third parties (including information about individuals) and any other adverse impact to the availability, integrity or confidentiality of our information systems and information could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation (including class actions), regulatory investigations and enforcement actions, potential liability, damage our brand and reputation, cause significant incident response, system restoration or remediation and future compliance costs, or other harm to our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party services that support our internal and customer-facing operations, like data management and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation. Any or all of the foregoing could have a materially adverse effect on our business, results of operations, and financial condition.
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

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, commercial space launches and the overall operation of our spaceflight system in the United States require licenses and permits from certain agencies of the Department of Transportation, including the FAA, and review by other agencies of the U.S. Government, including the Department of Defense, Department of State, and Federal Communications Commission. License approval includes an interagency review of safety, operational, spectrum coordination, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership.
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
Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. For example, on March 10, 2026, FAA 14 CFR Part 431, along with other legacy launch and reentry regulations, expired for all operators. In response, our regulatory team expects to submit a 14 CFR Part 450 license application no later than the second quarter of 2026 to transition our operations to the streamlined 14 CFR Part 450 prior to our first commercial flight. There can be no assurance that the FAA will approve our license application within its 180-day review period, or at all, and any denial, delay, or imposition of additional conditions on our license could adversely affect our ability to resume commercial spaceflights on our anticipated timeline, which could harm our business, financial condition and results of operations. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The potential for differing policies globally about the altitude above Earth’s surface where “space” begins and defining the status of, and obligations toward, spaceflight participants could introduce an additional level of legal and commercial complexity. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. Even when we believe we are in complete compliance with requirements, a regulatory agency may determine that we are not.
In addition, the regulatory framework for AI technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business. New and existing laws and regulations, including competition, antitrust, data privacy, and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our business. The cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses. Such an increase in operating expenses could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits, investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.
Non-compliance with U.S. export and import control laws and regulations and U.S. government licensing policies could have an adverse effect on our business, financial condition and results of operation.
Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the Export Administration Regulations (“EAR”), the ITAR, and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal liabilities, monetary and non-

monetary penalties, the loss of export or import privileges, debarment and reputational harm. In addition, as we plan to expand our operations internationally, the costs associated with complying with additional complex regulatory requirements in multiple jurisdictions could increase significantly, potentially impacting our financial condition and operational efficiency.
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
For example, certain U.S. states have adopted new or modified privacy and security laws and regulations that may apply to our business. The California Consumer Privacy Act (“CCPA”) imposes a range of obligations on covered businesses that process personal information of California residents. The enactment of the CCPA prompted a wave of similar legislative developments in other states in the U.S., which creates a patchwork of overlapping but different state laws. Since the CCPA went into to effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in nineteen other states, will soon be enforceable in several other states and are being proposed in other U.S. states and at the federal level as well. The CCPA and similar state privacy laws impose severe statutory damages and could lead to injunctive relief or agreed settlements providing for ongoing audit and reporting requirements, as well as a private right of action for certain data breaches. Further, in order to comply with the varying state laws around data breaches and the protection of personal information (including laws governing sensitive personal information), we must maintain adequate cybersecurity measures, which require significant investments in resources and ongoing attention.
As we have expanded and expect to further expand our international presence, we are also subject to additional privacy requirements, such as the European Union General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and United Kingdom Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together, the “GDPR”) and national laws supplementing the EU GDPR. The GDPR imposes stringent requirements on companies that process personal information and are subject to its provisions. These requirements include comprehensive data privacy compliance obligations in relation to our collection, sharing, disclosure, transfer, use and other processing of personal information, including having a lawful basis for our processing, providing certain rights to individuals and demonstrating compliance through policies, procedures, training and audit. The GDPR includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million/GBP 17.5 million or 4% of a group’s worldwide annual turnover. In addition to fines, a breach of the GDPR or other applicable laws relating to the processing of personal information (including in the U.S.) may result in regulatory investigations, reputational damage, orders to cease/

change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).
The GDPR and other laws regulate cross-border transfers of personal information. For transfers of personal information outside of the European Economic Area (the “EEA”) and the UK, entities may rely on standard contractual clauses (a standard form of contractual terms approved by the European Commission or the UK authorities, as applicable) as an adequate personal data transfer mechanism. We rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, with respect to both intragroup and third-party transfers. However, the Court of Justice of the European Union (“CJEU”) has noted that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”) rendering the DPF, and the UK Extension to the DPF, effective as a GDPR transfer mechanisms to U.S. entities self-certified under the DPF.
We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the enforcement landscape in relation to data transfers further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements; and/or it could otherwise affect the manner in which we provide our services, the geographic location or segregation of our systems and operations, and could adversely affect our business, operations and financial condition.
We and our third-party providers are also subject to evolving U.S., EEA and UK online services and digital privacy and data laws as well as laws on cookies, pixels, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. In the EEA and the UK, informed consent is required for the placement of non-essential cookies, pixels and similar technologies that store information, or access information stored on, a user’s device, and for direct e-marketing, and local laws impose conditions on obtaining valid consent, such as prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In addition, there has been a noticeable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of cookies and other tracking technologies. In light of the complex and evolving nature of online services and digital privacy and data laws as well as laws on cookies, pixels, tracking technologies and e-marketing, there can be no assurances that we will be successful in our efforts to comply with such laws. Actual or potential violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies and processing of personal data, as well as civil claims including class actions, reputational damage and ongoing compliance costs, any of which could harm our business, results of operations and financial condition.
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
We use software in our technology infrastructure, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to acquire and serve our future astronauts, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. In addition, applicable insurance may not be available to us in the future on economically reasonable terms or at all.
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
Any significant interruption, due to any of the above hazards or operational risks, to the manufacturing or operation of our spaceflight systems at one of our primary facilities, including from weather conditions, growth constraints, performance by third-party providers (such as electric, utility or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located, or damage sustained to our runway could result in manufacturing delays or the delay or cancellation of our spaceflights and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. A class action complaint alleging violations of federal securities laws has also been filed against us in the Eastern District of New York alleging, among other things, that we and certain of our current and former officers and directors made false and misleading statements and failed to disclose certain information regarding the safety of our ships and success of our commercial flight program. Five derivative suits have also been filed in the Eastern District of New York, as well as one derivative suit in the District of Delaware, one derivative suit in the Central District of California, and one derivative suit in the Delaware Court of Chancery, alleging, in some combination and among other claims, violations of federal securities laws and fiduciary duty breaches, including substantially similar allegations as those in the class action lawsuit. Attending to such matters can be time consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.
Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts, military conflicts, macroeconomic conditions and political events could disrupt our business and flight schedule.
The occurrence of one or more natural disasters such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks, military conflicts or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for spaceflight to occur as planned, resulting in additional expense to reschedule the operation and customer travel plans, thereby reducing our sales and profitability.
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
•any delays that we may experience in connection with the manufacture of our next-generation spaceships and launch vehicles;
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
We are subject to environmental regulations and may incur substantial costs.
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
Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants have become increasingly focused on companies’ ESG practices in evaluating their investments and business relationships, including the impact of business on the environment. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. At the same time, growing anti-ESG sentiment and related political or legal initiatives could lead to divestment, conflicting stakeholder demands, or shifting regulatory requirements which could adversely affect our reputation, business, financial performance, market access, and growth. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our share price and our access to and cost of capital.
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
While most of our suppliers and operations are located within the U.S., we cannot give assurance that we will not be negatively impacted by any of the following factors relating to tariffs and other trade-related policies that could depress economic activity and restrict our access to suppliers or customers in the future. The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed agencies to reassess key aspects of U.S. trade policy, and there has been ongoing debate and uncertainty surrounding potential changes to trade agreements, tariff structures, and foreign investment regulations. For example, on February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. Following the Supreme Court’s decision, President Trump stated that he intends to use other authorities to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Shifts in trade policy-whether through legislation, executive action, or international negotiation-could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the U.S. and its key partners.

Risks Related to Our Ownership Structure
Virgin Investments Limited has significant ability to control the direction of our business, which may prevent potential investors and other stockholders from influencing significant decisions.
Pursuant to the terms of the stockholders’ agreement (the “Stockholders’ Agreement”) entered in connection with the consummation of the Virgin Galactic business combination in October 2019 (the “Virgin Galactic Business Combination”), VIL has a contractual right to be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as VIL continues to beneficially own, in the aggregate, at least 25% of the shares of our common stock that an affiliate of VIL beneficially owned upon completion of the Virgin Galactic Business Combination, whether or not VIL acquires any additional shares of our common stock, VIL’s consent is required for, among other things:
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
In December 2025, we completed the Capital Transactions (as defined below) and, as a result, we had $282.9 million of total indebtedness outstanding as of December 31, 2025, which consists of $70.4 million remaining aggregate principal amount of 2.50% convertible senior notes due 2027 (the “2027 Notes”) and $212.5 million aggregate principal amount of 9.80% first lien notes due 2028 (the “2028 Notes”) that are secured on a first-priority basis. We may also incur additional indebtedness to meet future needs. Our indebtedness could have significant negative consequences for our securityholders, business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business; and
•diluting the interests of our existing securityholders if we issue shares of our common stock or debt securities to meet coupon obligations or upon conversion or repayment of the 2028 Notes, 2027 Notes or additional indebtedness.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the 2028 Notes, 2027 Notes or any additional indebtedness that we may incur, and our cash needs may increase in the future. In addition, the 2028 Notes and any future indebtedness that we may incur may contain financial and other restrictive covenants that could limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with such covenants or to make payments under any of our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full, and cross-default or cross-acceleration under our other indebtedness and other liabilities.
The instruments governing our indebtedness contain certain restrictive covenants that may impact our future operating and financial flexibility.
Our current financing arrangements contain various covenants and restrictions that may impact our future operating and financial flexibility, including restrictions on our ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.
These, as well as other, covenants and restrictions, could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.
If we fail to comply with these covenants and restrictions, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which can include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, and to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business.

We may not have or be able to raise the funds necessary to finance the repurchase of the 2028 Notes or 2027 Notes or to pay any cash amounts due upon conversion.
Pursuant to the indenture for the 2028 Notes, we are required to redeem $30.4 million of the 2028 Notes on or before September 30, 2026, and beginning on December 31, 2027 and at every calendar quarter end thereafter, we are required to redeem $10.1 million of the outstanding 2028 Notes. Any such mandatory or optional redemptions may be made using cash or, subject to certain conditions, shares of our common stock or a combination thereof.
Holders of our 2027 Notes may also require us to repurchase their 2027 Notes following a fundamental change, at a cash repurchase price generally equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any. We will be required to repay the 2027 Notes in cash at its maturity, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2027 Notes or pay the cash amounts due upon conversion or maturity, particularly in light of the senior secured nature of the 2028 Notes.
If we do not have sufficient cash flows to pay such mandatory or optional redemptions, we may be required to refinance all or part of our existing debt, reduce capital investments, sell assets, borrow additional funds or sell additional equity. If we pay for all or a portion of such mandatory or optional redemptions with shares of our common stock, the ownership interests of our existing stockholders may be diluted. Furthermore, our inability to satisfy our obligations under the instruments governing our indebtedness could affect the terms of other financial obligations, harm our reputation, and affect the trading price of our common stock.
Our cash flows and capital resources may be insufficient to make required payments on our indebtedness or future indebtedness.
Our ability to make scheduled payments under our indebtedness depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. These factors include, among others: economic and demand factors affecting our industry; external factors affecting availability of credit; pricing pressures; increased operating costs; competitive conditions; and other operating difficulties.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. If we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount to repay our indebtedness.
The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and any conversion of the 2027 Notes will dilute the ownership interest of existing stockholders, and may otherwise depress the price of our common stock.
In the event the conditional conversion feature of the 2027 Notes is triggered, holders of the 2027 Notes will be entitled to convert their 2027 Notes upon the occurrence of certain events. If one or more holders of the 2027 Notes elect to convert their 2027 Notes, we will satisfy our conversion obligation by delivering only shares of our common stock, unless we elect a different settlement method for conversions of the 2027 Notes, in which case we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our financial condition. In the event the conditional conversion feature of the 2027 Notes is triggered, the conversion of some or all of the 2027 Notes will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon such conversion. Prior to November 1, 2026, holders of the 2027 Notes will have the right to convert their notes only upon the occurrence of certain events. On and after November 1, 2026, such noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Any sales in the public market of shares of our common stock issuable upon such conversion could adversely affect the price of our common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, and even anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.

Exercise of our outstanding common stock purchase warrants may dilute the ownership interest of our existing stockholders.
As of December 31, 2025, we had outstanding purchase warrants to acquire a total of 31.7 million shares of our common stock, with an exercise price equal to $6.696, which is above our common stock’s recent trading prices. Such purchase warrants are exercisable at any time on or after June 18, 2026 until December 18, 2030, and are exercisable only for cash. The exercise of some or all of such purchase warrants may dilute the ownership interest of our existing stockholders. Any sales in the public market of shares of our common stock issuable upon such exercise of the purchase warrants could adversely affect prevailing market prices of our common stock.
The convertible note hedge may affect the value of the 2027 Notes and our common stock.
In connection with the sale of the 2027 Notes, we entered into convertible note hedge transactions in the form of capped call transactions (“the 2027 Note Hedge”), with certain financial institutions, or option counterparties. The 2027 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes, subject to a cap.
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
•delays in development of additional spaceships and launch vehicles, including our next-generation spaceships, or in the completion of our ground and flight testing programs;
•delays in future commercial flights of our next-generation spaceships;
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
Under Section 382 of the Internal Revenue Code of 1986, the Company’s ability to utilize net operating loss carryforwards or other tax attributes such as research tax credits, in any taxable year, may be limited if the Company experiences an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may in the future experience one or more Section 382 “ownership changes.” As a result, we may be unable to use a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
The obligations associated with being a public company involve significant expenses, resources and management attention, which divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we are incurring, and will continue to incur significant legal, accounting and other expenses. Our management team and many of our other employees will need to devote substantial time to compliance, which may divert management’s attention and resources from our business.
An active trading market for our common stock may not be maintained.
We can provide no assurance that we will be able to maintain an active trading market for our common stock on the NYSE or any other exchange in the future. If an active market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our securities are delisted, it may be difficult for our securityholders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of common stock and acquire other complementary products, technologies or businesses by using our shares of common stock as consideration.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We utilize a risk-based approach to cybersecurity and data privacy to identify, assess, and manage information and cybersecurity risks applicable to our business, and protect the confidentiality, integrity, and availability of our systems and information.
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
Our defensive strategy is carefully managed to prevent threats that could materially impact our business operations, financial position or business strategy. We integrate several tools, policies, and services to support this strategy. These are oriented around and informed by industry standard frameworks and publications, specifically the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and NIST SP 800-171. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF and NIST SP 800-171 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
We extend our cybersecurity and data privacy standards to our vendors and third-party service providers, where appropriate, as part of our Information Security Governance Program. Where applicable, we seek vendor compliance with industry standards such as ISO 27001 and SOC 2.
Our Vice President of Enterprise Technology & Information Security is principally responsible for executing our cybersecurity risk management program and has more than 18 years of experience in cybersecurity, including over 8 years in a leadership role for domestic and international organizations. He is supported by our Information Security Department, which includes relevant expertise and leadership, and by external cybersecurity consultants as needed. The Information Security Department is focused on assessing and managing our material risks from cybersecurity threats and takes steps to stay informed about and monitor efforts for the prevention, detection, and minimization of the effects of cybersecurity incidents through various means, which may include routine in-house and third-party testing, auditing, patch and vulnerability management, identity and access management, data loss prevention, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and comprehensive alerting and reporting from operational tools and services deployed in our information technology environment.
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risks to the Audit Committee, including management’s implementation of our cybersecurity risk management program. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Our Information Security Department presents the status of the Information Security Program to the Audit Committee quarterly and includes technical capability enhancements, threat intelligence, information about certain cybersecurity incidents (if any) that it considers to be significant, where it deems appropriate, and resource performance to demonstrate the risk posture and cyber risk management practices of the organization. The Audit Committee’s risk-based decisions related to cybersecurity are primarily reflective of the information presented.

Item 2. Properties
We currently operate primarily at our locations in California, New Mexico and Arizona. All of our current operating facilities are located on land that is leased from third parties. We believe that such facilities meet our current and future anticipated needs.
We maintain more than 200,000 square feet of manufacturing and operations facilities at the Mojave Air and Space Port in Mojave, California. This campus includes four main operational buildings and several storage buildings under separate lease agreements that collectively house office, rocket motor design and test. These facilities are leased pursuant to separate agreements, which generally have renewal options. Several leases are either operating in renewal periods or on a month-to-month basis.
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
In July 2024, we completed our final assembly facility in Arizona, which consists of two hangars with an aggregate of approximately 150,000 square feet. This facility, which is located in the Phoenix-Mesa area, is used to assemble our next-generation spaceships and launch vehicles.
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
Holders
As of March 23, 2026, there were 84 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2025 and 2024.
Overview
We are an aerospace and space travel company offering access to space for private individuals, researchers and government agencies. Our missions include flying passengers to space, as well as flying scientific payloads and researchers to space in order to conduct experiments for scientific and educational purposes. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation and post-flight maintenance of our spaceflight system. Our spaceflight system was developed using our proprietary technology and processes and is focused on providing space travel experiences for private astronauts, researcher flights and professional astronaut training. We have also leveraged our knowledge and expertise in manufacturing spaceships to occasionally perform engineering services for third parties. To expand capacity, we are currently developing our next-generation spaceflight vehicles. These spaceflight vehicles, which include our next-generation spaceships and launch vehicles, are expected to dramatically increase our annual flight rate. Following the completion of the non-recurring engineering work on our next-generation spaceships, we have redeployed engineering resources to the next phase of design for our next-generation launch vehicle. In addition, we are exploring the opportunity to use a derivative model of our launch vehicle as a High-Altitude, Long-Endurance (“HALE”) aircraft, which we believe could be utilized for several types of government and research purposes.
Recent Developments
We are continuing the production of our next-generation spaceships and are progressing through our build milestones. We currently expect our flight test program to commence in the third quarter of 2026 in advance of restarting commercial service, which is expected to begin in the fourth quarter of 2026 with a research flight. We currently expect private astronaut spaceflights to commence six to eight weeks after our first commercial spaceflight.

In December 2025, we entered into separate, privately negotiated repurchase agreements (the “2027 Notes Repurchase Agreements”) with a limited number of holders of our 2.50% convertible senior notes due 2027 (the “2027 Notes”), pursuant to which we repurchased $354.6 million in aggregate principal amount of the 2027 Notes. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Customer Demand
We have already received significant interest from potential astronauts. Going forward, we expect the size of our backlog and the number of astronauts that have flown to space on our spaceflight system to be an important indicator of our future performance. We have recently reopened ticket sales for a tranche of spaceflight reservations at a higher base price per seat. As of December 31, 2025, we have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $188 million in expected future spaceflight revenue upon completion of the spaceflights.

Available Capacity and Annual Flight Rate
In 2023, we commenced our commercial operations with VSS Unity and VMS Eve, which together comprised our initial commercial spaceflight system. Our annual flight rate was constrained by the availability and capacity of this commercial spaceflight system. To expand capacity, we developed and are assembling our next-generation spaceships. These spaceships are expected to dramatically increase our annual flight rate. With our first two next-generation spaceships, we expect to ramp to a targeted rate of 125 commercial space missions per year.
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

	Year Ended December 31,
	2025	2024
	(In thousands)
Revenue	$1,544	$7,036

Operating expenses:
Spaceline operations	72,769	90,024
Research and development	80,466	152,678
Selling, general and administrative	117,167	125,496
Depreciation and amortization	16,485	15,467
Total operating expenses	286,887	383,665

Operating loss	(285,343)	(376,629)

Interest income	21,842	42,352
Interest expense	(12,782)	(12,927)
Debt restructuring expense	(2,798)	—
Other income, net	226	538
Loss before income taxes	(278,855)	(346,666)
Income tax expense	52	74
Net loss	$(278,907)	$(346,740)
Comparison of Results of Operations for Year Ended December 31, 2025 to Year Ended December 31, 2024
Revenue

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except %)
Revenue	$1,544	$7,036	$(5,492)	(78)%

Revenue for the year ended December 31, 2025 was primarily attributable to access fees related to our astronaut community. Revenue for the year ended December 31, 2024 was primarily attributable to revenue generated from our commercial spaceflights and access fees related to our astronaut community.
Spaceline Operations

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except %)
Spaceline operations	$72,769	$90,024	$(17,255)	(19)%
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
Spaceline operations expense decreased from $90.0 million for the year ended December 31, 2024 to $72.8 million for the year ended December 31, 2025. The decrease was primarily driven by an $18.9 million decrease in cash compensation and other employee benefit costs and a $1.6 million decrease in facility costs. These decreases were partially offset by a $2.7 million increase in materials and sub-contractor and contract labor costs.
Research and Development

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except %)
Research and development	$80,466	$152,678	$(72,212)	(47)%
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
Research and development expenses decreased from $152.7 million for the year ended December 31, 2024 to $80.5 million for the year ended December 31, 2025. The decrease was primarily driven by a $63.1 million decrease in sub-contractor and contract labor costs associated with the development of our next-generation spaceflight vehicles and an $8.1 million decrease in cash compensation and other employee benefit costs.
Selling, General and Administrative

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except %)
Selling, general and administrative	$117,167	$125,496	$(8,329)	(7)%
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
Selling, general and administrative expenses decreased from $125.5 million for the year ended December 31, 2024 to $117.2 million for the year ended December 31, 2025. The decrease was primarily driven by a $6.7 million decrease in professional fees and outside services and a $3.4 million decrease in cash compensation and other employee benefit costs, partially offset by a $2.3 million expense associated with the proposed settlement of a class action lawsuit.
Depreciation and Amortization

Depreciation and amortization expense increased from $15.5 million for the year ended December 31, 2024 to $16.5 million for the year ended December 31, 2025. The increase was primarily due to the acquisition of property, plant and equipment.
Interest Income
Interest income decreased from $42.4 million for the year ended December 31, 2024 to $21.8 million for the year ended December 31, 2025. The decrease was primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense decreased slightly from $12.9 million for the year ended December 31, 2024 to $12.8 million for the year ended December 31, 2025. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our convertible notes, as well as our new first lien notes that were issued in December 2025.
Debt Restructuring Expense
Debt restructuring expense of $2.8 million for the year ended December 31, 2025 relates to costs incurred in connection with the 2027 Notes Repurchase Agreements. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Income Tax Expense
Income tax expense was immaterial for the years ended December 31, 2025 and 2024. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of December 31, 2025, we had total cash, cash equivalents and restricted cash of $175.7 million and total marketable securities of $162.3 million. Our principal sources of liquidity have come from sales of our common stock and offering of the 2027 Notes.
Historical Cash Flows

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(240,142)	$(352,703)
Investing activities	90,843	175,656
Financing activities	114,129	134,340
Net decrease in cash, cash equivalents and restricted cash	$(35,170)	$(42,707)
Operating Activities
Net cash used in operating activities was $240.1 million for the year ended December 31, 2025, and consisted primarily of $278.9 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $18.7 million and depreciation and amortization expense of $16.5 million, as well as $7.4 million of net changes in operating assets and liabilities, partially offset by $6.1 million of accretion of marketable securities purchased at a discount.

Net cash used in operating activities was $352.7 million for the year ended December 31, 2024, and consisted primarily of $346.7 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $29.8 million, depreciation and amortization expense of $15.5 million, partially offset by $16.6 million of accretion of marketable securities purchased at a discount and $38.2 million of net changes in operating assets and liabilities, which were driven primarily by the reversal of $18.6 million of accrued costs in connection with the settlement of certain disputed vendor invoices.
Investing Activities
Net cash provided by investing activities was $90.8 million for the year ended December 31, 2025, and consisted primarily of $601.9 million in proceeds from maturities and calls of marketable securities, partially offset by $313.0 million in purchases of marketable securities and $198.0 million in capital expenditures. The capital expenditures were primarily driven by costs associated with our next-generation spaceships.
Net cash provided by investing activities was $175.7 million for the year ended December 31, 2024, and consisted primarily of $840.3 million in proceeds from maturities and calls of marketable securities, partially offset by $543.4 million in purchases of marketable securities and $121.9 million in capital expenditures. The capital expenditures were primarily driven by costs associated with our next-generation spaceships and our new spaceship assembly facility in Arizona.
Financing Activities
Net cash provided by financing activities was $114.1 million for the year ended December 31, 2025, and consisted primarily of proceeds from issuance of long-term debt of $212.5 million, net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering programs of $118.1 million, proceeds from the issuance of purchase warrants of $62.5 million, and proceeds from the issuance of common stock and pre-funded warrants of $45.6 million related to our registered direct offering, partially offset by the repurchase of our convertible debt of $320.6 million, transaction costs related to issuance of common stock and equity-classified warrants of $2.2 million and debt issuance costs of $1.8 million.
Net cash provided by financing activities was $134.3 million for the year ended December 31, 2024, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering programs of $135.7 million, partially offset by tax withholdings paid for net settled stock-based awards of $1.2 million.
Contractual Obligations
For information regarding our cash requirements for contractual obligations, indebtedness and lease obligations, see Notes 6, 9 and 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
During the year ended December 31, 2025, we sold 33.5 million shares of common stock under the 2024 ATM Program and generated $121.6 million in gross proceeds, before deducting $3.5 million in underwriting discounts, commissions and other expenses.
As of December 31, 2025, we had sold a total of 37.6 million shares of common stock under the 2024 ATM Program, generating $150.7 million in gross proceeds since its inception, before deducting $4.4 million in underwriting discounts, commissions and other expenses.

Debt Obligations
As of December 31, 2024, we had $425 million outstanding under the 2027 Notes that had a maturity date of February 1, 2027. During 2025, we evaluated alternative financing arrangements to refinance the 2027 Notes. Our primary objective was to extend the maturity of our contractual debt obligations to better align with the planned growth in our spaceline commercial operations, which is expected to commence commercial service in the fourth quarter of 2026.
As a result of the Capital Transactions (as defined below), we extended the maturity for a majority of our contractual debt obligations to December 31, 2028. In addition, the outstanding balance for our contractual debt obligations was reduced by $142.1 million.
A summary of the maturities and mandatory payments of the contractual debt outstanding is as follows:

	Year Ending December 31,
	2025	2024	Change
	(In thousands)
2026	$30,392	$—	$30,392
2027	80,552	425,000	(344,448)
2028	171,973	—	171,973
	$282,917	$425,000	$(142,083)
2025 Capital Realignment Transactions
In December 2025, we completed privately negotiated repurchase agreements (the “2027 Notes Repurchase Agreements”) with a limited number of holders of our 2027 Notes, pursuant to which we repurchased $354.6 million in aggregate principal amount of our 2027 Notes (the “Repurchases”) with cash proceeds received from the Registered Offering (as defined below) and the Private Placement (as defined below).
Concurrently with the Repurchases, we completed the issuance and sale for cash in a registered direct offering, pursuant to separate, privately negotiated subscription agreements with certain investors, of (i) 2.2 million shares of our common stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 8.4 million shares of our common stock (collectively, the “Registered Offering”). In connection with the Registered Offering, we received cash proceeds of $45.6 million.
The Pre-Funded Warrants are exercisable at any time on or after December 29, 2025 at an exercise price of $0.0001 per share. The Pre-Funded Warrants contain a cashless exercise feature that allows the holders to exercise the Pre-Funded Warrants without a cash payment to us upon the terms set forth therein. The number of shares of common stock for which the Pre-Funded Warrants are exercisable are subject to certain additional customary adjustments as set forth in the Pre-Funded Warrants. As of December 31, 2025, 4.3 million shares of common stock had been issued in connection with the exercise of the Pre-Funded Warrants. All Pre-Funded Warrants had been exercised by January 29, 2026.
Concurrently with the Registered Offering, we issued and sold for cash, in a private placement, (i) $212.5 million aggregate principal amount of a new series of our 9.80% First Lien Notes due 2028 (the “2028 Notes”) and (ii) warrants, with a fair value of $62.5 million, to purchase 31.7 million shares of our common stock (the “Purchase Warrants”), with an exercise price equal to $6.696 per share (collectively, the “Private Placement”, and together with the Repurchases and Registered Offering, the “Capital Transactions”). The Purchase Warrants are exercisable at any time on or after June 18, 2026 until December 18, 2030. The Purchase Warrants are exercisable only for cash and are subject to appropriate adjustment in the event of cash or share dividends, share splits, share repurchases, reorganizations or similar events affecting our common stock.
Liquidity Outlook
For at least the next twelve months, we expect our principal demand for funds will be for our ongoing operating activities described below and the repayment of $30.4 million of contractual principal payments related to the 2028 Notes. Beyond the next twelve months, our principal demand for funds will be to sustain our operations, operate our spaceline at Spaceport America in New Mexico, expand our fleet of spaceships, launch vehicles and supporting facilities, and repay outstanding debt.
We are currently in the pre-commercial service phase and accordingly have no spaceflight revenue. We expect to generate revenue from our spaceflight program once commercial service begins. We currently expect the flight test program of our next-

generation spaceships to commence in the third quarter of 2026, followed by our first commercial spaceflight which is expected to occur in the fourth quarter of 2026. Before recognizing revenue for commercial spaceflights, we expect to receive cash payments in connection with spaceflights after we deliver the conditions of carriage to customers and receive customer executed informed consents.
We have recently used significant cash for operating activities and capital expenditures primarily related to the development of our next-generation spaceships and expect to continue to incur significant operating expenses and capital expenditures to complete the production of these spaceships and place them into commercial operation. We expect our future expenditures to continue to decrease in connection with our ongoing activities in the near term, particularly since we have completed investments in tooling to produce our spaceships and expect to complete the assembly of our initial next-generation spaceship ahead of its flight test program, which is expected to commence in the third quarter of 2026. As we move into commercial operations with our first commercial spaceflight expected in the fourth quarter of 2026, we expect increases in cash receipts and expenditures as we ramp and operate our spaceline commercial business.
Our plans to fund our operations for the next twelve months include implementing some or all of the following initiatives:
•Commencing commercial service in the fourth quarter of 2026, as currently planned.
•Generating significant cash from the current backlog of future astronauts as their final payments become due in advance of their spaceflight.
•Offering the sale of a limited number of early spaceflights at a premium to historical prices.
•Increasing cash on hand through additional debt or equity financing, including use of our existing “at-the-market” equity offering program.
•Partnering with third parties to fund and accelerate the pace of future space vehicle development.
•Settling debt through the issuance of equity and/or extending maturities of certain debt payments that are due within the period.
The plans discussed above are subject to market conditions and, while we intend to apply our best efforts to the execution of these plans, they are not fully within our control. As a result, it is uncertain whether we will have sufficient cash and marketable securities to maintain our planned operations for the next twelve months following the issuance date of the consolidated financial statements and we have concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern.
There are significant risks and uncertainties associated with our planned operations and there is no assurance that our future plans will be successful or, if successful, will be sufficient to fully fund our planned operations. For more information regarding our risks and uncertainties, see the section of this Annual Report on Form 10-K titled “Risk Factors.”
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. We assess impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
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
Stock-Based Compensation
We have granted stock-based awards consisting of restricted stock units (“RSUs”), performance-based stock units (“PSUs”), performance-based stock options (“PSOs”), and service-based stock options. In addition, eligible employees are granted an option to purchase common stock under an employee stock purchase plan (“ESPP”). Our outstanding RSUs and stock options contain a service-based vesting condition. Our outstanding PSUs contain a service-based vesting condition, as well as a market-based vesting condition that is satisfied based on the Company’s common stock performance following the end of the performance measurement period based on the highest closing price over twenty consecutive trading days during the performance measurement period. Our outstanding PSOs contain a market-based vesting condition that is satisfied based on the attainment of certain stock price goals.
We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant. Compensation expense is recognized over the requisite service periods. We account for forfeitures when they occur.
We have estimated the fair value for each service-based stock option award and stock purchases under the ESPP as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We have estimated the fair value for each PSO and PSU award with market-based conditions as of the grant date using the Monte-Carlo simulation method. The Monte-Carlo simulation method considers, among other factors, the discount rate and future market conditions.
Warrants
Warrants are accounted for as either equity-classified or liability-classified instruments based on an assessment of their specific terms. The assessment considers whether the warrants are freestanding financial instruments and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company's own common stock. Warrants that meet all of the criteria for equity classification are recorded in stockholders' equity at fair value as of the date of issuance and are not remeasured to fair value in subsequent reporting periods.
Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value, with changes in fair value recognized in earnings each reporting period.

We have estimated the fair value of warrants as of the date of the issuance using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the exercise price, expected life of the warrants and the expected volatility of our stock price.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Proposal No. 1: Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
We have adopted an Insider Trading Compliance Policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. Our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Corporate Governance,” “Director Compensation,” “Executive Officers,” and “Executive Compensation” and “Board of Directors and Corporate Governance,” to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders, under the captions “Certain Transactions with Related Persons” and “Corporate Governance” to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Wichita, Kansas, Auditor Firm ID: 42.
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

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

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	06/14/2024
3.2	Amended and Restated By-Laws of Virgin Galactic Holdings, Inc. (effective as of August 28, 2025).	8-K	001-38202	3.1	08/29/2025
4.1	Specimen Common Stock Certificate of the Registrant	8-K	001-38202	4.2	10/29/2019
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act					*
4.3	Indenture, dated as of January 19, 2022 between the Registrant and U.S. Bank National Association, as trustee	8-K	001-38202	4.1	01/20/2022
4.4	Form of certificate representing the 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)	8-K	001-38202	4.2	01/20/2022
4.5	Indenture, dated as of December 18, 2025, among Virgin Galactic Holdings, Inc., the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent	8-K	001-38202	4.1	12/18/2025
4.6	Form of 9.80% First Lien Note due 2028	8-K	001-38202	4.2	12/18/2025
10.1	Form of Indemnification Agreement	S-4/A	333-233098	10.46	10/03/2019
10.2(1)	Third Amended and Restated 2019 Incentive Award Plan	S-8	333-287801	99.1	06/05/2025
10.2(a)(1)	Form of Director Restricted Stock Unit Award Agreement	S-4	333-233098	10.26	08/07/2019
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(b)	10/29/2019
10.2(c)(1)	Form of Stock Option Agreement under the 2019 Incentive Award Plan	8-K	001-38202	10.2(c)	10/29/2019
10.2(d)(1)	Form of Director Restricted Stock Unit Award (Annual Award)	S-8	333-280144	99.4	06/12/2024
10.2(e)(1)	Form of Executive Restricted Stock Unit Agreement (Cash or Share Settlement)	S-8	333-271905	99.5	05/12/2023
10.2(f)(1)	Form of Long-Term Incentive Performance Award Agreement under the 2019 Incentive Award Plan	10-Q	001-38202	10.1	05/15/2025
10.2(g)(1)	Form of Executive Restricted Stock Unit Agreement (Cash or Share Settlement) under the Third Amended and Restated 2019 Incentive Award Plan					*
10.2(h)(1)	Form of Non-Executive Restricted Stock Unit Agreement (Cash or Share Settlement) under the Third Amended and Restated 2019 Incentive Award Plan					*
10.2(i)(1)	Form of CEO Restricted Stock Unit Agreement (Cash or Share Settlement) under the Third Amended and Restated 2019 Incentive Award Plan					*

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.2(j)(1)	Form of Executive Performance-Vesting Restricted Stock Unit Agreement (Cash or Share Settlement) under the Third Amended and Restated 2019 Incentive Award Plan					*
10.2(k)(1)	Form of Non-Executive Performance-Vesting Restricted Stock Unit Agreement (Cash or Share Settlement) under the Third Amended and Restated 2019 Incentive Award Plan					*
10.2(l)(1)	Form of CEO Performance-Vesting Restricted Stock Unit Agreement (Cash or Share Settlement) under the Third Amended and Restated 2019 Incentive Award Plan					*
10.3(1)	Second Amended and Restated 2023 Employment Inducement Incentive Award Plan					*
10.3(a)(1)	Form of Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.2	06/08/2023
10.3(b)(1)	Form of Performance-Vesting Restricted Stock Unit Agreement under the 2023 Employment Inducement Incentive Award Plan	S-8	333-272529	99.3	06/08/2023
10.3(c)(1)	Form of Executive Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan					*
10.3(d)(1)	Form of Non-Executive Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan					*
10.3(e)(1)	Form of Executive Performance-Vesting Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan					*
10.3(f)(1)	Form of Non-Executive Performance-Vesting Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan					*
10.4(1)	2025 Employee Stock Purchase Plan	S-8	333-287801	99.10	06/05/2025
10.5(1)	Second Amended and Restated Non-Employee Director Compensation Program	10-Q	001-38202	10.1	05/07/2024
10.6(1)(3)	Amended and Restated Employment Agreement, dated July 29, 2025, by and among the Registrant, Virgin Galactic, LLC and Michael Colglazier	8-K	001-38202	10.1	08/01/2025
10.7(1)(3)	Employment Agreement, dated February 22, 2021, by and among the Registrant, Galactic Co., LLC and Doug Ahrens	10-K	001-38202	10.11	03/01/2021
10.8(1)(3)	Employment Agreement, dated October 24, 2022, by and among the Registrant, Galactic Co., LLC and Sarah Kim	10-K	001-38202	10.10	02/28/2023
10.9(1)(3)	Employment Agreement, dated September 11, 2021, by and among the Registrant, Galactic Co., LLC and Aparna Chitale	10-K	001-38202	10.12	02/28/2023
10.10	Stockholders’ Agreement, dated October 25, 2019, by and among the Registrant, SCH Sponsor Corp., Chamath Palihapitiya and Vieco USA, Inc.	8-K	001-38202	10.9	10/29/2019
10.10(a)	Joinder to Stockholders’ Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.9(a)	05/01/2020
10.10(b)	Joinder to Stockholders’ Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.1	07/31/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11	Amended and Restated Registration Rights Agreement, dated October 25, 2019, by and among the Registrant, Vieco USA, Inc., SCH Sponsor Corp. and Chamath Palihapitiya.	8-K	001-38202	10.10	10/29/2019
10.11(a)	Joinder to Amended and Restated Registration Rights Agreement, dated March 16, 2020, by and between Vieco 10 Limited and the Registrant	S-1	333-237961	10.10(a)	05/01/2020
10.11(b)	Joinder to Amended and Restated Registration Rights Agreement, dated July 30, 2020, by and among Virgin Investments Limited, Aabar Space, Inc. and the Registrant	8-K	001-38202	99.2	07/31/2020
10.12(2)	Deed of Novation, Amendment and Restatement, dated July 9, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.20	08/07/2019
10.12(a)(2)	Deed of Amendment, dated October 2, 2019, by and among the Registrant, Virgin Enterprises Limited and Virgin Galactic, LLC	S-4	333-233098	10.21(a)	10/03/2019
10.13(2)	Spacecraft Technology License Agreement, dated September 24, 2004, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.27	08/07/2019
10.13(a)(2)	Amendment No. 1 to the Spacecraft Technology License Agreement, dated July 27, 2009, by and between Mojave Aerospace Ventures, LLC and Virgin Galactic, LLC	S-4	333-233098	10.28	08/07/2019
10.14	Facilities Lease, dated December 31, 2008, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.29	08/07/2019
10.14(a)	First Amendment to the Facilities Lease, dated 2009, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	S-4	333-233098	10.30	08/07/2019
10.14(b)	Letter Agreement to Amend Facilities Lease, dated December 21, 2018, by and between Virgin Galactic, LLC and New Mexico Spaceport Authority	10-Q	001-38202	10.5	05/11/2021
10.15	Building 79A Lease Agreement, dated January 1, 2018, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.32	09/13/2019
10.16	Land Lease Agreement, dated October 1, 2010, by and between East Kern Airport District and TSC, LLC	S-4	333-233098	10.33	09/13/2019
10.16(a)	Amendment No. 1 to the Land Lease Agreement, dated October 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.34	09/13/2019
10.17	Site 14 Lease Agreement, dated February 18, 2015, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.35	09/13/2019
10.17(a)	First Amendment to the Site 14 Lease Agreement, dated July 1, 2017, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.36	09/13/2019
10.18	Building 79B Lease Agreement, dated March 1, 2013, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.37	10/03/2019
10.18(a)	First Amendment to Building 79B Lease, dated June 2, 2014, by and between Mojave Air and Space Port and TSC, LLC	S-4	333-233098	10.38	10/03/2019
10.19	Form of Confirmation of a Capped Call Transaction	8-K	001-38202	10.1	01/20/2022
10.20(2)(3)	Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.2	11/03/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.20(a)(2)(3)	First Amended and Restated Standard Industrial/Commercial Multi-Tenant Sublease - Net, dated July 14, 2022, by and between the Registrant and Gateway Executive Airpark, LLC	10-Q	001-38202	10.3	11/03/2022
10.21(2)	Master Agreement, dated October 28, 2022, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-K	001-38202	10.27	02/28/2023
10.21(a)(2)(3)	Amendment Number 1 to Master Agreement, dated as of June 13, 2023, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-Q	001-38202	10.2	05/07/2024
10.21(b)(2)(3)	Amendment Number 2 to Master Agreement, dated as of July 11, 2023, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-Q	001-38202	10.3	05/07/2024
10.21(c)(2)(3)	Amendment Number 3 to Master Agreement, dated as of September 3, 2024, by and between Virgin Galactic, LLC and Qarbon Aerospace (Foundation), LLC	10-Q	001-38202	10.1	11/06/2024
10.22(2)	Master Agreement, dated November 1, 2022, by and between Virgin Galactic, LLC and Bell Textron Inc.	10-K	001-38202	10.28	02/28/2023
10.22(a)(2)(3)	Amendment Number 1 to the Master Agreement, dated as of July 1, 2023, by and between Virgin Galactic, LLC and Bell Textron Inc. (1)	10-Q	001-38202	10.4	05/07/2024
10.23	Open Market Sale Agreement, dated November 6, 2024, by and among Virgin Galactic Holdings, Inc. and Jefferies LLC	8-K	001-38202	1.1	11/07/2024
10.24	Form of Subscription Agreement	8-K	001-38202	10.1	12/09/2025
10.25	Form of Repurchase Agreement	8-K	001-38202	10.2	12/09/2025
10.26	Form of Pre-Funded Warrants, issued December 18, 2025	8-K	001-38202	10.1	12/18/2025
10.27	Warrant Agreement (Purchase Warrants), dated as of December 18, 2025, between Virgin Galactic Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-38202	10.2	12/18/2025
10.28	Registration Rights Agreement, dated as of December 18, 2025, among Virgin Galactic Holdings, Inc. and the investors party thereto	8-K	001-38202	10.3	12/18/2025
19.1	Insider Trading Compliance Policy	10-K	001-38202	19.1	02/26/2025
21.1	List of Subsidiaries					*
23.1	Consent of Ernst & Young LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-38202	97	02/27/2024

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Virgin Galactic Holdings, Inc.

Date: March 30, 2026		By: /s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: March 30, 2026		By: /s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Colglazier	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2026
Michael Colglazier

/s/ Douglas Ahrens	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Douglas Ahrens

/s/ Raymond Mabus, Jr.	Director	March 30, 2026
Raymond Mabus, Jr.

/s/ Henio Arcangeli, Jr.	Director	March 30, 2026
Henio Arcangeli, Jr.

/s/ Luigi Brambilla	Director	March 30, 2026
Luigi Brambilla

/s/ Tina Jonas	Director	March 30, 2026
Tina Jonas

/s/ Craig Kreeger	Director	March 30, 2026
Craig Kreeger

/s/ Wanda Sigur	Director	March 30, 2026
Wanda Sigur

/s/ Diana Strandberg	Director	March 30, 2026
Diana Strandberg

/s/ W. Gilbert West	Director	March 30, 2026
W. Gilbert West

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Virgin Galactic Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Virgin Galactic Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has used significant cash for operating activities and developing its next-generation spaceships and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indicators of Impairment for Long Lived Assets

Description of the Matter
As more fully described in Note 3 to the consolidated financial statements, the Company periodically evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2025, no material asset impairments were recorded.

Auditing the Company’s evaluation for indicators of impairment was complex due to a high degree of auditor judgment and subjectivity involved in the identification of events or changes in circumstances that may indicate an impairment of long lived assets. Differences or changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit	Our procedures with regards to the Company’s evaluation for indicators of impairment included, among others, assessing management’s analysis of impairment for completeness and accuracy and evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquiries of management, considered historical operating results and current market conditions, performed an independent assessment using both internally and externally available information, and read the minutes of the meetings of the Board of Directors.

Capital Transactions
Description of the Matter
As described in Note 8 to the consolidated financial statements, in December 2025 the Company entered into separate, privately negotiated agreements to repurchase a portion of its existing 2.50% 2027 Notes from a limited number of holders with cash proceeds received from the issuance and sale of common stock and pre-funded warrants, purchase warrants, and a new series of its 9.80% First Lien Notes due 2028 (collectively, the “Capital Transactions”).

Auditing the Company’s accounting for the Capital Transactions was complex due to the analysis required around the terms of the exchange and the various features of the new instruments.

How We Addressed the Matter in Our Audit	To test the Company’s accounting for the Capital Transactions, our procedures included, among others, reading the underlying agreements, obtaining an understanding of management’s evaluation of the transaction as a troubled debt restructuring and testing related calculations performed around any concessions received, and evaluating the valuation and classification of the newly issued warrants. We also involved our valuation specialists to assist us in auditing the valuation of the purchase warrants issued in connection with the transactions, including assessing the valuation methodologies used and the reasonableness of key assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Wichita, Kansas
March 30, 2026

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$144,727	$178,605
Restricted cash	30,988	32,280
Marketable securities, short-term	162,313	384,621
Other current assets	34,870	32,430
Total current assets	372,898	627,936
Marketable securities, long-term	—	61,280
Property, plant and equipment, net	388,730	209,114
Other non-current assets	41,551	62,895
Total assets	$803,179	$961,225
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,163	$3,696
Current portion of long-term debt	47,830	—
Customer deposits	78,535	84,493
Other current liabilities	67,795	61,821
Total current liabilities	209,323	150,010
Non-current liabilities:
Long-term debt	276,362	420,120
Other long-term liabilities	43,530	68,815
Total liabilities	529,215	638,945
Commitments and contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 73,326,504 and 32,995,822 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7	3
Additional paid-in capital	3,025,604	2,794,871
Accumulated deficit	(2,751,779)	(2,472,872)
Accumulated other comprehensive income	132	278
Total stockholders’ equity	273,964	322,280
Total liabilities and stockholders’ equity	$803,179	$961,225

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024

Revenue	$1,544	$7,036

Operating expenses:
Spaceline operations	72,769	90,024
Research and development	80,466	152,678
Selling, general and administrative	117,167	125,496
Depreciation and amortization	16,485	15,467
Total operating expenses	286,887	383,665

Operating loss	(285,343)	(376,629)

Interest income	21,842	42,352
Interest expense	(12,782)	(12,927)
Debt restructuring expense	(2,798)	—
Other income, net	226	538
Loss before income taxes	(278,855)	(346,666)
Income tax expense	52	74
Net loss	(278,907)	(346,740)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	—
Unrealized loss on marketable securities	(152)	(93)
Total comprehensive loss	$(279,053)	$(346,833)

Net loss per share:
Basic and diluted	$(5.44)	$(13.89)

Weighted-average shares outstanding:
Basic and diluted	51,242	24,955

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	19,995,449	$2	$2,631,235	$(2,126,132)	$371	$505,476
Net loss	—	—	—	(346,740)	—	(346,740)
Other comprehensive loss	—	—	—	—	(93)	(93)
Stock-based compensation for equity-classified awards	—	—	29,109	—	—	29,109
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	102,858	—	(1,207)	—	—	(1,207)
Issuance of common stock pursuant to at-the-market offering	12,897,652	1	137,795	—	—	137,796
Transaction costs	—	—	(2,059)	—	—	(2,059)
Fractional share adjustment due to reverse stock split	(137)	—	(2)	—	—	(2)
Balance at December 31, 2024	32,995,822	3	2,794,871	(2,472,872)	278	322,280
Net loss	—	—	—	(278,907)	—	(278,907)
Other comprehensive loss	—	—	—	—	(146)	(146)
Stock-based compensation for equity-classified awards	—	—	18,431	—	—	18,431
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	195,555	—	(183)	—	—	(183)
Issuance of common stock pursuant to Registered Offering	2,181,485	—	7,003	—	—	7,003
Issuance of Pre-Funded Warrants	—	—	26,872	—	—	26,872
Exercises of Pre-Funded Warrants	4,265,138	1	—	—	—	1
Issuance of Purchase Warrants	—	—	62,517	—	—	62,517
Issuance of common stock pursuant to at-the-market offering	33,491,348	3	121,640	—	—	121,643
Issuance of common stock pursuant to employee stock purchase plan	197,156	—	473	—	—	473
Transaction costs	—	—	(6,020)	—	—	(6,020)
Balance at December 31, 2025	73,326,504	$7	$3,025,604	$(2,751,779)	$132	$273,964

See accompanying notes to consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(278,907)	$(346,740)
Stock-based compensation	18,698	29,752
Depreciation and amortization	16,485	15,467
Amortization of debt issuance costs	2,292	2,234
Accretion of marketable securities purchased at a discount	(6,071)	(16,635)
Other non-cash items	(4)	1,457
Change in operating assets and liabilities:
Other current and non-current assets	(3,609)	10,566
Accounts payable	11,220	(29,203)
Customer deposits	(5,958)	(13,348)
Other current and non-current liabilities	5,712	(6,253)
Net cash used in operating activities	(240,142)	(352,703)
Cash flows from investing activities:
Capital expenditures	(198,045)	(121,855)
Purchases of marketable securities	(313,043)	(543,434)
Proceeds from maturities and calls of marketable securities	601,923	840,335
Other investing activities	8	610
Net cash provided by investing activities	90,843	175,656
Cash flows from financing activities:
Proceeds from issuance of long-term debt	212,496	—
Repurchase of convertible debt	(320,601)	—
Debt issuance costs	(1,827)	—
Payments of finance lease obligations	(211)	(193)
Proceeds from issuance of common stock pursuant to at-the-market offering	121,643	137,796
Transaction costs related to issuance of common stock pursuant to at-the-market offering	(3,523)	(2,054)
Proceeds from issuance of common stock and Pre-Funded Warrants pursuant to Registered Offering	45,588	—
Proceeds from issuance of Purchase Warrants	62,517	—
Transaction costs related to issuance of common stock and equity-classified warrants	(2,243)	—
Proceeds from issuance of common stock pursuant to ESPP	473	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(183)	(1,207)
Other financing activities	—	(2)
Net cash provided by financing activities	114,129	134,340
Net decrease in cash, cash equivalents and restricted cash	(35,170)	(42,707)
Cash, cash equivalents and restricted cash at beginning of year	210,885	253,592
Cash, cash equivalents and restricted cash at end of year	$175,715	$210,885

Cash and cash equivalents	$144,727	$178,605
Restricted cash	30,988	32,280
Cash, cash equivalents and restricted cash	$175,715	$210,885
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
(2)    Liquidity and Financial Condition
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to realize its assets and satisfy its liabilities in the normal course of business.
The Company is currently in the pre-commercial service phase and accordingly has no spaceflight revenue. The Company has recently used significant cash for operating activities and capital expenditures primarily related to the development of its next-generation spaceships and expects to continue to incur significant operating expenses and capital expenditures to complete the production of these spaceships and place them into commercial operation.
In preparation of the consolidated financial statements, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date the consolidated financial statements are issued, in accordance with the requirements of the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”).
Factors, among others, that are included in management’s evaluation are:
•cash, cash equivalents, and marketable securities on hand as of the date the consolidated financial statements are issued;
•all company costs that are forecasted to be incurred over the upcoming twelve months from the date the consolidated financial statements are issued, including costs expected to be incurred in completing fabrication and testing of the next-generation spaceships and costs expected to be incurred in the ramp-up to, and commercial operation of, spaceflights; and
•all contractual debt payments due within the next twelve months are assumed to be settled in cash.
Items that are planned or expected by management, but the execution of which may not be fully under management’s control, are not included in management’s evaluation in accordance with ASC 205-40. Factors, among others, excluded from management’s evaluation include:
•Revenues: any revenues or cash receipts, from spaceflights or otherwise, planned during the upcoming twelve months.
•Capital Market Transactions: any proceeds from capital market transactions, whether from debt issuance, equity issuance, or otherwise.
•Debt Repayment Terms: any change of contractual debt repayment schedules or settlement methods.
Management’s evaluation, which excluded the items that are not within its control (i.e., Revenues, Capital Market Transactions, and Debt Repayment Terms), resulted in the determination that the Company may not have sufficient cash and marketable securities to maintain its planned operations for the next twelve months following the issuance date of the consolidated financial statements and has concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern pursuant to ASC 205-40.
Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt include implementing some or all of the following initiatives:
•Commencing commercial service in the fourth quarter of 2026, as currently planned.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

•Generating significant cash from the current backlog of future astronauts as their final payments become due in advance of their spaceflight.
•Offering the sale of a limited number of early spaceflights at a premium to historical prices.
•Increasing cash on hand through additional debt or equity financing, including use of the Company’s existing “at-the-market” equity offering program.
•Partnering with third parties to fund and accelerate the pace of future space vehicle development.
•Settling debt through the issuance of equity and/or extending maturities of certain debt payments that are due within the period.
The plans discussed above are subject to market conditions and, while management intends to apply its best efforts to the execution of these plans, they are not fully within the Company’s control and therefore cannot be deemed to be probable in accordance with ASC 205-40, and as a result, management has concluded that its plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date that the consolidated financial statements are issued.
The accompanying consolidated financial statements do not include any adjustments related to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
(3)    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation.
Reverse Stock Split
On June 14, 2024, the Company effected a 1-for-20 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 20 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The Reverse Stock Split did not decrease the number of authorized shares of common stock or otherwise affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s common stock, per-share data and related information included in the accompanying consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates and judgments affecting the consolidated financial statements are those related to long-lived assets, income taxes, stock-based compensation and warrants.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Restricted Cash
Restricted cash consists of cash deposits received from future astronauts that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded.
Marketable Securities
The Company’s marketable securities consist primarily of debt securities that are accounted for as “available-for-sale.” Management determines the appropriate classification of investments at the time of purchase and reevaluates the classification at each balance sheet date. Marketable securities are classified as short-term and long-term based on the instrument’s underlying contractual maturity date. The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income in the consolidated balance sheets, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the consolidated statements of operations and comprehensive loss in the period in which such determination is made.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
Long-Lived Assets
Long-lived assets primarily consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2025 and 2024, no material asset impairments were recorded.
Debt Issuance Costs and Premiums
Debt issuance costs and premiums are presented in the consolidated balance sheets as a direct deduction from or addition to the carrying amount of the related debt and are amortized or accreted, using the effective interest method, as interest expense over the contractual lives of the related debt.
The Company accounts for exchanges of debt in accordance with ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”), which has resulted in certain debt being carried at a premium relative to its principal amount as well as a portion of contractual interest cost being recorded as a reduction of that premium rather than as interest expense.
Convertible Senior Notes
Convertible debt instruments are separated into multiple components if they are issued at a substantial premium or if embedded derivatives requiring bifurcation are identified. The Company’s convertible senior notes (the “2027 Notes”) were not issued at a substantial premium, and the Company analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the notes are accounted for entirely as a liability, net of unamortized issuance costs. At the end of each reporting period, the Company evaluates whether conditions are present that would require bifurcation. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. The impact of convertible instruments on diluted earnings per share is calculated using the if-converted method.
Capped Call Transactions
In connection with the pricing of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock (the “2027 Capped Calls”). The 2027 Capped Calls are purchased call options that give the Company the option to purchase shares of the Company’s common stock, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes. The Company’s capped call transactions are accounted for as separate transactions from the 2027 Notes and are classified as equity instruments as a reduction to additional paid-in capital in the accompanying consolidated balance sheets. The instruments are initially recorded at fair value and not subsequently remeasured so long as they continue to qualify for equity classification based on the Company’s intent and ability for the 2027 Capped Calls to be settled in shares of the Company’s common stock. At the end of each reporting period, the Company evaluates whether the instruments continue to qualify for equity classification. The capped call transactions have the effect of reducing the number of shares outstanding if exercised, hence reduces the potential dilution. Therefore, the capped call transactions are anti-dilutive and not included in the calculation of diluted shares outstanding. See Note 9 for additional information on the 2027 Capped Calls.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. The assessment considers whether the warrants are freestanding financial instruments and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock. Warrants that meet all of the criteria for equity classification are recorded in stockholders’ equity at fair value as of the date of issuance and are not remeasured to fair value in subsequent reporting periods.
Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value, with changes in fair value recognized in earnings each reporting period.
The Company’s issued warrants meet the criteria for equity classification.
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
Human spaceflight services are those services provided to the majority of the Company’s customers. Spaceflight service revenue is recognized at a point in time upon successful completion of a spaceflight. The Company recognizes revenue for astronaut community access fees, engineering services and sponsorships over the term of the respective arrangement.

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
Spaceline Operations
Spaceline operations expense includes costs to maintain and operate the Company’s spaceflight systems; non-capitalizable costs to build new vehicles and manufacture items required to support the making of the Company’s vehicles, such as rocket motors and spare parts; the consumption of rocket motors, fuel and other consumables; costs to maintain and support the Company’s astronaut community; and costs to provide payload cargo and engineering services.
Research and Development
Research and development expenses represent costs incurred to support activities that advance the Company’s future fleet towards commercialization, including basic research, applied research, concept formulation studies, design, development, and related testing activities. Research and development costs consist primarily of equipment, material, and labor costs (including from third-party contractors) for designing the spaceflight system’s structure, spaceflight propulsion system, and flight profiles for next-generation spaceships and launch vehicles, as well as allocated facilities and other supporting overhead costs.
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
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which require compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. Forfeitures are accounted for when they occur.
Service-Based Awards
The Company estimates the fair value for each service-based stock option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. The Company recognizes the stock-based compensation expense over the requisite service period using the straight-line method for service condition only stock option awards.
Compensation expense for restricted stock units (“RSUs”) that will be equity-settled is based on the market price of the shares underlying the awards on the grant date. The Company recognizes the stock-based compensation expense for these RSUs over the requisite service period.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
Performance-Based Awards
The Company has granted performance stock units (“PSUs”) with a service-based condition and market-based condition. PSUs with both service-based and market-based conditions vest based on the performance over the requisite service period.
The Company has granted performance-based stock options (“PSOs”) with market-based conditions. The number of PSOs that vest depends on the attainment of certain performance measures. The Company recognizes compensation expense on the PSOs over the period between the grant date and the estimated vest date.
The fair value for each PSU and PSO award with market-based conditions as of the grant date is estimated using the Monte-Carlo simulation method. The Monte-Carlo simulation method considers, among other factors, the discount rate and future market conditions.
Employee Stock Purchase Plan (“ESPP”)
The Company has adopted an ESPP and the plan is considered compensatory. Eligible employees of the Company who elect to participate are granted an option to purchase common stock under the ESPP at 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The Company estimates the fair value using the Black-Scholes model as of the commencement date of the offering period and recognizes stock-based compensation on a straight-line basis over the offering period.
(4)    Cash, Cash Equivalents and Marketable Securities
The amortized cost, unrealized gain and estimated fair value of the Company’s cash, cash equivalents and marketable securities are as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$7,687	$—	$7,687
Money market	168,028	—	168,028
Marketable securities:
U.S. treasuries	9,884	14	9,898
Corporate bonds	152,372	43	152,415
	$337,971	$57	$338,028

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$8,232	$—	$8,232
Money market	202,653	—	202,653
Marketable securities:
U.S. treasuries	34,694	37	34,731
Corporate bonds	410,998	172	411,170
	$656,577	$209	$656,786
Interest receivable of $2.0 million and $4.2 million is included in other current assets in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying consolidated statements of operations and comprehensive loss. The Company recognized $6.1 million and $16.6 million in accretion income, net for its marketable securities for the years ended December 31, 2025 and 2024, respectively.
(5)    Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2025	2024
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	10,111
Flight vehicles and rotables	4,331	4,331
Machinery and equipment	44,913	42,792
Information technology software and equipment	52,130	45,553
Leasehold improvements	77,853	77,589
Construction in progress	302,726	117,810
	493,366	299,488
Less: accumulated depreciation and amortization	104,636	90,374
	$388,730	$209,114
(6)     Leases
The Company leases offices and other facilities and certain manufacturing and office equipment under long-term, non-cancelable operating and finance leases.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The components of expense related to leases are as follows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Operating lease cost	$13,173	$13,496
Variable lease cost	2,654	3,842
Short-term lease cost	—	22

Finance lease cost:
Amortization of assets under finance leases	221	223
Interest on finance lease liabilities	60	68
Total finance lease cost	281	291
Total lease cost	$16,108	$17,651
The components of supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
	2025	2024
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$13,719	$13,215
Operating cash flows for finance leases	$60	$68
Financing cash flows for finance leases	$211	$193

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$3,247	$5,408
Finance leases	$101	$51
Adjustment to operating lease right-of-use assets from lease modification	$(18,900)	$—

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	6.9	8.7
Finance leases (in years)	2.1	2.6
Weighted-average discount rates:
Operating leases	12.4%	12.2%
Finance leases	13.8%	13.3%

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The supplemental balance sheet information related to leases is as follows:

	December 31,
	2025	2024
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$36,882	$58,039

Short-term operating lease liabilities	$8,475	$5,604
Long-term operating lease liabilities	42,279	67,394
Total operating lease liabilities	$50,754	$72,998
ROU assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
(7)    Other Current Liabilities
The components of other current liabilities are as follows:

	December 31,
	2025	2024
	(In thousands)
Accrued compensation	$31,951	$30,705
Accrued manufacturing sub-contractor and contract labor costs	9,601	18,827
Other	26,243	12,289
	$67,795	$61,821
(8)    2025 Capital Realignment Transactions
In December 2025, the Company completed privately negotiated repurchase agreements (the “2027 Notes Repurchase Agreements”) with a limited number of holders of its 2.50% 2027 Notes, pursuant to which the Company repurchased $354.6 million in aggregate principal amount of its 2027 Notes (the “Repurchases”) with cash proceeds received from the Registered Offering (as defined below) and the Private Placement (as defined below).
Concurrently with the Repurchases, the Company completed the issuance and sale for cash in a registered direct offering, pursuant to separate, privately negotiated subscription agreements with certain investors, of (i) 2.2 million shares of its common stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 8.4 million shares of its common stock (collectively, the “Registered Offering”). In connection with the Registered Offering, the Company received cash proceeds of $45.6 million.
The Pre-Funded Warrants are exercisable at any time on or after December 29, 2025 at an exercise price of $0.0001 per share. The Pre-Funded Warrants contain a cashless exercise feature that allows the holders to exercise the Pre-Funded Warrants without a cash payment to the Company upon the terms set forth therein. The number of shares of common stock for which the Pre-Funded Warrants are exercisable are subject to certain additional customary adjustments as set forth in the Pre-Funded Warrants. As of December 31, 2025, 4.3 million shares of common stock had been issued in connection with the exercise of the Pre-Funded Warrants. All Pre-Funded Warrants had been exercised by January 29, 2026.
Concurrently with the Registered Offering, the Company issued and sold for cash, in a private placement, (i) $212.5 million aggregate principal amount of a new series of its 9.80% First Lien Notes due 2028 (the “2028 Notes”) and (ii) warrants, with a fair value of $62.5 million, to purchase 31.7 million shares of its common stock (the “Purchase Warrants”), with an exercise price equal to $6.696 per share (collectively, the “Private Placement”, and together with the Repurchases and Registered Offering, the “Capital Transactions”). The Purchase Warrants are exercisable at any time on or after June 18, 2026 until December 18, 2030. The Purchase Warrants are exercisable only

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

for cash and are subject to appropriate adjustment in the event of cash or share dividends, share splits, share repurchases, reorganizations or similar events affecting the Company’s common stock.
The Company performed an assessment of the Capital Transactions and determined that it should be accounted for as a troubled debt restructuring under ASC 470-60. Accordingly, the Company did not recognize any gain on the Capital Transactions as the undiscounted future cash flows associated with the 2028 Notes exceeded the carrying amount of the repurchased 2027 Notes after adjusting the carrying value of the repurchased 2027 Notes by the fair value of common stock and warrants, aggregating $96.4 million, issued in connection with the Registered Offering and Private Placement. As a result, the difference between the principal amount of the 2028 Notes and the adjusted carrying value of the repurchased 2027 Notes was recorded as a premium and is included in long-term debt on the Company’s consolidated balance sheet as of December 31, 2025. The premium recorded on the 2028 Notes was $45.7 million and will be reduced as contractual interest payments are made.
As a result of the Repurchases, the outstanding principal amount of the 2027 Notes was reduced from $425.0 million to $70.4 million.
The Purchase Warrants were valued using the Black-Scholes option pricing model using the following assumptions:

Stock price	$3.21
Expected life	5 years
Expected volatility	93.0%
Risk free interest rate	3.6%
Dividend yield	—%
(9)    Long-Term Debt
A summary of the components of long-term debt is as follows:

	December 31,
	2025	2024
	( In thousands)
2028 Notes	$212,496	$—
2027 Notes	70,421	425,000
Total contractual debt outstanding	282,917	425,000
Unamortized debt premium	45,691	—
Unamortized debt issuance costs	(4,416)	(4,880)
Long-term debt	324,192	420,120
Less: current portion of long-term debt	47,830	—
Non-current portion of long-term debt	$276,362	$420,120
2028 Notes
In connection with the Private Placement, the Company issued $212.5 million aggregate principal amount of the 2028 Notes. The 2028 Notes were issued at a price of 100% of their face value and bear interest at a rate of 9.80% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning in March 2026. The 2028 Notes mature on December 31, 2028, unless earlier redeemed or repurchased.
The Company is required to redeem $30.4 million of the 2028 Notes on or before September 30, 2026, and beginning on December 31, 2027 and at every calendar quarter end thereafter, the Company is required to redeem $10.1 million of the outstanding 2028 Notes. In addition, the Company is required to repurchase a portion of the 2028 Notes upon certain asset sales and capital raises. The Company may also redeem any or all of the 2028 Notes at par plus accrued and unpaid interest at any time. Any such mandatory or optional redemptions may be made using cash, or subject to certain conditions, shares of common stock or a combination thereof.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The 2028 Notes are secured on a first-priority basis by liens on substantially all of the assets of the Company and its domestic subsidiaries, subject to customary exceptions, including customer deposits, pursuant to a security agreement and related collateral documents.
The Company is not subject to financial maintenance covenants under the 2028 Notes indenture but is subject to certain customary covenants, including but not limited to, limitations on debt, liens, restricted payments, investments, asset sales, affiliate transactions, liability management exercise protections, change of control transactions and other market-standard terms, all subject to materiality thresholds, carve-outs and exceptions. The 2028 Notes indenture also includes a limitation on cash repayment of the 2027 Notes until the mandatory redemption described above has been completed.
The following table presents the scheduled contractual interest payments for the 2028 Notes as of December 31, 2025. These contractual interest payments are allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity the Company’s consolidated statements of cash flows.

	2026	2027	2028	Total
	(In thousands)
Interest payments recorded as:
Reduction of recorded premium	$17,438	$15,099	$13,154	$45,691
Interest expense	3,394	2,747	2,210	8,351
Total interest payments	$20,832	$17,846	$15,364	$54,042
2027 Notes
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
The terms of the 2027 Notes are governed by an Indenture by and between the Company and U.S. Bank National Association, as Trustee (the “2027 Indenture”). Upon conversion by the noteholders, the 2027 Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, based on the conversion rate.
The 2027 Notes are convertible at an initial conversion rate of 3.9098 shares of common stock per $1,000 principal amount of the 2027 Notes, which is equal to an initial conversion price of approximately $255.77 per share of common stock, subject to adjustment upon the occurrence of certain events. Noteholders will have the right to convert their notes during any calendar quarter (and only during such calendar quarter) under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for each of at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price for the Notes per share of common stock;
•during the five consecutive business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the then applicable conversion rate;
•the Company calls any or all of the 2027 Notes for redemption, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2027 Notes are not otherwise convertible at such time; or
•specified distributions to holders of the Company’s common stock are made or specified corporate events occur, as described in the 2027 Indenture.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

On and after November 1, 2026, noteholders will have the right to convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions in cash, in shares of its common stock or in a combination of cash and shares of its common stock. During the years ended December 31, 2025 and 2024, the conditions allowing holders of the 2027 Notes to convert were not met, and as a result, the 2027 Notes were classified as non-current liabilities as of December 31, 2025 and 2024.
The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after February 6, 2025 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time and certain liquidity conditions have been satisfied. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Holders of the 2027 Notes who convert their 2027 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the 2027 Indenture) or in connection with the Company’s issuance of a redemption notice are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the 2027 Indenture), holders of the 2027 Notes may require the Company to repurchase all or a portion of their 2027 Notes at a price equal to the principal amount of the 2027 Notes being repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
Debt Maturities and Mandatory Payments
Maturities and mandatory payments of the contractual debt outstanding as of December 31, 2025 are as follows:

Year ending December 31,	(In thousands)
2026	$30,392
2027	80,552
2028	171,973
$282,917
Capped Call Transactions
In connection with the issuance of the 2027 Notes, the Company entered into capped call transactions with respect to its common stock. The 2027 Capped Calls are purchased call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2027 Notes, approximately 1.7 million shares of its common stock for approximately $255.77 per share (subject to adjustment), corresponding to the approximate initial conversion price of the 2027 Notes, exercisable upon conversion of the 2027 Notes. The 2027 Capped Calls have initial cap prices of $401.20 per share (subject to adjustment), which represents a premium of 100% over the closing price of the Company’s common stock on January 13, 2022, and will expire in 2027, if not exercised earlier.
The 2027 Capped Calls are intended to reduce potential dilution to the Company’s common stock upon any conversion of the 2027 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion of the 2027 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2027 Capped Call transactions. The 2027 Capped Calls are separate transactions, each between the Company and the applicable option counterparty, and are not part of the terms of the 2027 Notes and will not affect any holders’ rights under the 2027 Notes or the 2027 Indenture. Holders of the 2027 Notes will not have any rights with respect to the 2027 Capped Call transactions.
(10)    Stockholders’ Equity
The total number of shares of all classes of capital stock which the Company has authority to issue is 710,000,000 of which 700,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock, par value $0.0001 per share. No preferred stock was outstanding for either year presented.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

At-The-Market Offerings
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
During the year ended December 31, 2025, the Company sold 33.5 million shares of common stock under the 2024 ATM Program and generated $121.6 million in gross proceeds, before deducting $3.5 million in underwriting discounts, commissions and other expenses.
As of December 31, 2025, the Company had sold a total of 37.6 million shares of common stock under the 2024 ATM Program, generating $150.7 million in gross proceeds since its inception, before deducting $4.4 million in underwriting discounts, commissions and other expenses.
Stockholders’ Agreement
In connection with the closing of the Virgin Galactic business combination in October 2019, the Company entered into a stockholders’ agreement (the “Stockholder’ Agreement”) with certain of the Company’s investors. Pursuant to the terms of the Stockholders’ Agreement, as long as Virgin Investments Limited (“VIL”) is entitled to designate two directors to the Company’s board of directors, the Company must obtain VIL’s prior written consent to engage in certain corporate transactions and management functions such as business combinations, disposals, acquisitions, incurring indebtedness, and engagement of professional advisors, among others.
(11)    Stock-Based Compensation
Equity Incentive Plans
The Company maintains two equity incentive plans -- the Third Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the “Third A&R Plan”) and the Second Amended and Restated Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the “Second A&R Inducement Plan”).
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
The Second A&R Inducement Plan was adopted by the Company’s board of directors and became effective in March 2026. The Second A&R Inducement Plan increased the number of shares available by 555,000 shares to an aggregate of 1,695,000 shares reserved for issuance under the Second A&R Inducement Plan.
Pursuant to the Third A&R Plan and related predecessor plans, the Company has granted equity incentive awards, including time-based stock options, performance-based stock options (“PSOs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). Pursuant to the Second A&R Inducement Plan, and its predecessor plan, the Company has granted RSUs.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

Common Stock Reserved for Future Issuance
As of December 31, 2025, 2.5 million shares remained available for issuance under the Third A&R Plan and the Inducement Plan.
Time-Based Stock Options
Stock options (other than PSOs) typically vest over four years, with 25% cliff vest at the grant date first anniversary and ratably over the next three years, subject to continued employment on the applicable vesting date. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of the Company’s common stock on the grant date.
A summary of activity for time-based stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	145,649	$280.60	6.0	$—
Granted	—	—
Exercised	—	—
Forfeited	(19,104)	235.80
Outstanding at December 31, 2024	126,545	287.43	5.2	—
Granted	—	—
Exercised	—	—
Forfeited	(6,511)	239.21
Outstanding at December 31, 2025	120,034	$290.05	4.2	$—

Exercisable at December 31, 2025	119,403	$290.74	4.2	$—
The aggregate intrinsic value is calculated based on the difference between the Company’s closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Performance-Based Stock Options
Compensation expense on PSOs is recognized over the period between the grant date and the estimated vest date. The number of PSOs that will vest depends on the attainment of certain stock price goals. Vested options will be exercisable at any time until ten years from the grant date, subject to earlier expiration under certain terminations of service and other conditions. The stock options granted have an exercise price equal to the closing stock price of the Company’s common stock on the grant date.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

A summary of activity for PSOs is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	20,284	$179.80	8.2	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	20,284	179.80	7.2	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2025	20,284	$179.80	6.2	$—

Exercisable at December 31, 2025	—	$—	0.0	$—
The aggregate intrinsic value is calculated based on the difference between the Company’s closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.
Restricted Stock Units -- Equity-Classified
RSUs typically vest over three to four years commencing on the first-year anniversary of the grant date and ratably over the remaining vesting period. The fair value of the Company’s RSUs is based on the closing stock price on the date of grant.
A summary of activity for equity-classified RSUs is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	319,627	$146.60
Granted	578,075	21.27
Vested	(152,019)	179.55
Forfeited	(103,182)	56.71
Outstanding at December 31, 2024	642,501	40.96
Granted	5,180,567	3.15
Vested	(253,542)	51.18
Forfeited	(325,153)	9.24
Outstanding at December 31, 2025	5,244,373	$4.99
Restricted Stock Units -- Liability-Classified
During the year ended December 31, 2024, the Company granted RSUs that are expected to be settled in cash. The liability-classified RSUs vest annually in equal installments over two years.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

A summary of activity for liability-classified RSUs is as follows:

Shares
Outstanding at December 31, 2023	—
Granted	272,626
Vested	—
Forfeited	—
Outstanding at December 31, 2024	272,626
Granted	—
Vested	(136,312)
Forfeited	—
Outstanding at December 31, 2025	136,314
Performance Stock Units
Between 25% and 200% of outstanding PSUs are eligible to vest based on the achievement of certain market-based conditions by specified target dates, subject to continued service through the applicable vesting dates. PSUs with market-based conditions vest based on the Company’s common stock performance following the end of the three-year performance measurement period, based on the highest closing price over twenty consecutive trading days during that period. PSUs with market-based conditions cannot vest before the end of the performance measurement period, thus the requisite service period is three years. All PSUs outstanding as of December 31, 2025 and 2024 vest based on market-based conditions following the end of the three-year performance measurement period.
A summary of activity for PSUs is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	49,176	$208.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	49,176	208.40
Granted	—	—
Vested	—	—
Forfeited	(20,506)	279.98
Outstanding at December 31, 2025	28,670	$157.20
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The initial six-month offering period of the ESPP commenced on July 1, 2025 and on December 31, 2025, 0.2 million shares were purchased under the ESPP at $2.40 per share, resulting in cash proceeds of $0.5 million. As of December 31, 2025, 2.3 million shares remained available for issuance under the ESPP.
Stock-Based Compensation
A summary of stock-based compensation expense resulting from stock options, RSUs, PSUs, and the ESPP purchase rights included in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Spaceline operations	$2,191	$4,023
Research and development	1,926	3,817
Selling, general and administrative	14,581	21,912
Total stock-based compensation expense	18,698	29,752
Less: stock-based compensation expense for liability-classified awards	267	643
Stock-based compensation expense for equity-classified awards	$18,431	$29,109
As of December 31, 2025, the Company had unrecognized stock-based compensation expense of $0.1 million for stock options, which is expected to be recognized over a weighted-average period of 0.3 years. There was no unrecognized stock-based compensation expense for PSOs. Unrecognized stock-based compensation expense as of December 31, 2025 for RSUs and PSUs totaled $20.6 million and $0.3 million, respectively, which are expected to be recognized over a weighted-average period of 1.9 years and 0.3 years, respectively.
(12)    Employee Benefit Plan
The Company has a defined contribution plan, under which the Company makes contributions to the plan based upon a percentage of the employees’ elected contributions. Obligations for Company contributions to the defined contribution plan is recognized in the consolidated statements of operations and comprehensive loss, as incurred. During the years ended December 31, 2025 and 2024, the Company incurred contribution expenses of $5.6 million and $6.3 million, respectively.
(13)    Income Taxes
Loss before income taxes consists of the following components:

	Year Ended December 31,
	2025	2024
	(In thousands)

United States	$(278,971)	$(346,826)
International	116	160
Loss before income taxes	$(278,855)	$(346,666)

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

The components of income tax expense are as follows:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2025
Federal	$—	$—	$—
State	7	—	7
Foreign	105	(60)	45
	$112	$(60)	$52

Year ended December 31, 2024
Federal	$—	$—	$—
State	10	—	10
Foreign	132	(68)	64
	$142	$(68)	$74
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on the Company's income tax expense for the year ended December 31, 2025, nor did it materially change the Company's effective income tax rate for 2025.
Significant items comprising the Company’s deferred taxes are as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating losses	$510,732	$447,735
Research and development credits	125,149	82,432
Capitalized research and experimental expenditures	96,515	129,951
Goodwill	170,556	189,132
Book/tax basis difference in debt	25,578	—
Other	31,398	37,488
Total gross deferred tax assets	959,928	886,738
Valuation allowance	(950,241)	(870,427)
Net deferred tax assets	9,687	16,311
Deferred tax liabilities:
Operating lease right-of-use assets	(9,562)	(14,986)
Other	(115)	(1,375)
Total gross deferred tax liabilities	(9,677)	(16,361)
Net deferred tax assets (liabilities)	$10	$(50)
Based on the Company’s earnings history and available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that a substantial portion of its deferred tax assets will not be realized in the future. As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $950.2 million and $870.4 million, respectively, against its deferred tax assets that were determined to not be more likely than not realizable.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

A reconciliation of income tax expense with the amount computed by applying the federal statutory tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2025		2024
	(In thousands, except percentages)
U.S. federal statutory rate	$(58,560)	21.0%	$(72,800)	21.0%
Research and development tax credits	(10,607)	3.8%	(14,558)	4.2%
Change in valuation allowance	64,027	(23.0)%	80,104	(23.1)%
Other, net	5,192	(1.9)%	7,328	(2.1)%
	$52	—%	$74	—%
Cash paid for income taxes, net of refunds, was $0.3 million for foreign jurisdictions for the year ended December 31, 2024 and was not material for any other jurisdictions for the years ended December 31, 2025 and 2024.
As of December 31, 2025, the Company had approximately $2.0 billion and $1.9 billion of federal and state net operating loss (“NOL”) carryforwards, respectively. All NOLs incurred during the year ended December 31, 2019 and thereafter are carried forward indefinitely for federal tax purposes. California has not conformed to the indefinite carry forward period for NOLs. The NOLs begin expiring in the calendar year 2039 for state purposes.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of Internal Revenue Code (“IRC”) Section 41 and are, therefore, eligible for the increasing research activities credit under IRC Section 41. The research and development (“R&D”) tax credit carryforward as of December 31, 2025 is $87.5 million and $42.0 million for federal and state purposes, respectively. The R&D tax credit carryforwards begin expiring in the calendar year 2039 for federal purposes. R&D credits generated for California purposes are carried forward indefinitely.
Under Section 382 of the IRC, the Company’s ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year, may be limited if the Company experiences an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may in the future experience one or more Section 382 “ownership changes.” If so, the Company may not be able to utilize a material portion of its NOL carryforwards and tax credits, even if the Company achieves profitability.
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As the Company expands, it will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the income tax expense in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. The income tax expense includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.
As of December 31, 2025, the Company has total uncertain tax positions of $24.1 million, which is net of tax. The balance is related to the R&D tax credit, which is recorded as a reduction of the deferred tax asset related credit carryforwards. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance at the beginning of the year	$20,607	$16,351
Additions based on tax positions related to current year	3,521	4,256
Balance at the end of year	$24,128	$20,607
It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal income tax, as well as to income tax in multiple state jurisdictions and one foreign jurisdiction. In the normal course of business, the Company is subject to examination by tax authorities. There are no tax examinations in progress as of December 31, 2025. Due to NOL carryforwards, the U.S. federal and state income tax returns remain subject to examination by the Internal Revenue Service and state jurisdictions for the period from October 26, 2019 through December 31, 2019 and annual periods thereafter. The statute of limitations for the Company’s foreign tax jurisdiction is open for tax years after December 31, 2022.
Effective for tax years beginning after December 31, 2021, research and experimental (“R&E”) expenditures are amortized ratably for tax purposes over a 5-year period (or 15-year period for R&E expenditures attributable to foreign research).
(14)     Earnings Per Share
The following table presents net loss per share and related information:

	Year Ended December 31,
	2025	2024
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(278,907)	$(346,740)
Weighted-average common shares outstanding	51,242	24,955
Basic and diluted net loss per share	$(5.44)	$(13.89)
Basic and dilutive net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive. In December 2025, in connection with the Registered Offering (see Note 8), the Company issued and sold Pre-Funded Warrants exercisable for an aggregate of 8.4 million shares of its common stock at an exercise price of $0.0001 per share. As the Pre-Funded Warrants are issuable for nominal consideration, the shares underlying the unexercised 4.1 million Pre-Funded Warrants were considered outstanding for purposes of the calculation of net loss per share for the year ended December 31, 2025.
A summary of the total number of shares excluded in the diluted net loss per share calculation is as follows:

	December 31,
	2025	2024
	(In thousands)
Stock options issued and outstanding	120	127
Performance stock options issued and outstanding	20	20
Unvested equity - classified restricted stock units issued and outstanding	5,244	643
Unvested performance stock units issued and outstanding	29	49
Shares related to the 2027 Notes (if-converted)	275	1,662
	5,688	2,501

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(15)    Fair Value Measurements
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$168,028	$—	$—	$168,028
U.S. treasuries	9,898	—	—	9,898
Corporate bonds	—	152,415	—	152,415
Total assets at fair value	$177,926	$152,415	$—	$330,341

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$202,653	$—	$—	$202,653
U.S. treasuries	34,731	—	—	34,731
Corporate bonds	—	411,170	—	411,170
Total assets at fair value	$237,384	$411,170	$—	$648,554
The following tables present the Company’s financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2028 Notes	$—	$173,184	$—	$173,184
2027 Notes	—	57,592	—	57,592
Total liabilities at fair value	$—	$230,776	$—	$230,776

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2027 Notes	$—	$186,252	$—	$186,252
Total liabilities at fair value	$—	$186,252	$—	$186,252
The estimated fair values of the 2028 Notes and 2027 Notes, which are classified as Level 2 financial instruments, were determined based on the estimated or actual bid prices of the respective notes in an over-the-counter market on the last business day of the period, if available, or indicative pricing from market information.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

(16)    Commitments and Contingencies
Leases
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
Future minimum lease payments under noncancelable operating leases and future minimum finance lease payments as of December 31, 2025 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Year ending December 31:
2026	$14,191	$230
2027	13,951	115
2028	9,790	50
2029	7,265	15
2030	7,152	2
Thereafter	24,799	—
Total payments	77,148	412
Less: present value discount/imputed interest	26,394	54
Present value of lease liabilities	$50,754	$358
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 31, 2025, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
A hearing on the motion for a preliminary injunction took place on May 24, 2024. On June 20, 2024, the Court denied the preliminary injunction sought by Boeing, and ordered that the Company could use the disputed documents internally, and with third parties under a non-disclosure agreement, for the purpose of developing a new launch vehicle.

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
Plaintiffs sought leave to file a second amended complaint on December 12, 2022, and subsequently filed that complaint on February 9, 2023. The second amended complaint contains many of the same allegations as in the first amended complaint. The defendants moved to dismiss the second amended complaint and, on August 8, 2023, the Court granted in part and denied in part the defendants’ motion and did not give plaintiffs leave to file a further amended complaint. Plaintiffs moved for reconsideration of the Court’s dismissal order and, on December 19, 2023, the Court denied plaintiffs’ motion. On March 27, 2024, the defendants moved for judgment on the pleadings as to the remaining Section 10(b) insider trading claim alleged against Branson. On April 2, 2024, the Court stayed briefing on defendants’ motion for judgment on the pleadings pending resolution of plaintiffs’ anticipated motion for leave to add a new representative plaintiff, which plaintiffs subsequently filed on May 1, 2024. The Court granted plaintiffs’ motion on July 2, 2024. On July 8, 2024, defendants withdrew their motion for judgment on the pleadings.
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
On October 12, 2024, plaintiffs filed a motion to certify their proposed class. The defendants filed an opposition to plaintiffs’ motion on December 20, 2024, plaintiffs filed their reply on January 24, 2025, and defendants filed a sur-reply on March 21, 2025. On February 27, 2026, the Court entered an order denying the motion as moot in light of the parties’ settlement (see below).

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

On February 12, 2025, plaintiffs submitted a letter request to the Court seeking permission to file a motion for leave to file a Fourth Amended Complaint. On March 17, 2025, the Court granted plaintiffs’ request to file a motion for leave to amend, which plaintiffs did on March 26, 2025. Defendants filed their opposition on April 11, 2025, and plaintiffs filed their reply on April 23, 2025. On June 12, 2025, the Court issued an order allowing plaintiffs to file a fourth amended complaint. On June 26, 2025, plaintiffs filed their fourth amended complaint.

On July 18, 2025, plaintiffs and defendants (“Parties”) executed a Memorandum of Understanding (“MOU”) outlining the terms of a settlement to resolve all claims in the above-referenced action. In connection with the MOU, the Company recorded the expected net settlement of $2.25 million and included it in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. Pursuant to the MOU, the Company has agreed to pay $8.5 million, of which the Company currently expects $6.25 million to be covered and paid directly by the Company’s insurers pursuant to insurance policies. The Company accrued a liability for the gross settlement amount and also recorded a receivable for the portion of the settlement that is expected to be covered directly by insurance. On November 4, 2025, plaintiffs asked the Court to preliminarily approve the Parties’ settlement. On March 11, 2026, the Court entered an order granting preliminary approval of the settlement. The Company will make all payments related to the settlement by the second quarter of 2026, and expects the Court to provide final approval of the settlement and judgment later in 2026.
Spiteri, Grenier, Laidlaw, St. Jean, and Gera derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 21, 2022, March 1, 2022, September 21, 2022, December 13, 2022, and July 11, 2024, five alleged shareholders filed separate derivative complaints purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the Eastern District of New York captioned Spiteri v. Branson et al., Case No. 1:22-cv-00933 (“Spiteri Action”), Grenier v. Branson et al., Case No. 1:22-cv-01100 (“Grenier Action”), Laidlaw v. Branson et al., Case No. 1:22-cv-05634 (“Laidlaw Action”), St. Jean v. Branson et al., Case No. 1:22-cv-7551 (“St. Jean Action”), and Gera v. Branson et al., Case No. 1:24-cv-04795 (“Gera Action”), respectively. On May 4, 2022, the Spiteri and Grenier Actions were consolidated and recaptioned In re Virgin Galactic Holdings, Inc. Derivative Litigation, Case No. 1:22-cv-00933 (“Consolidated Derivative Action”). On September 30, 2023, the Laidlaw Action was consolidated into the Consolidated Derivative Action. On September 12, 2024, the Gera Action was consolidated into the Consolidated Derivative Action. Collectively, the complaints assert violations of Sections 10(b), 14(a), and 21D of the Exchange Act of 1934 and claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. The parties are currently exploring a potential resolution of the Consolidated Derivative Action and the St. Jean Action.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief. On August 12, 2025, the Court granted plaintiff Crystal Molnar’s unopposed motion to intervene in the Espinosa action. On August 14, 2025, the Company and the Individual Defendants filed a motion to dismiss the complaint. In response to the motion to dismiss, plaintiffs Espinosa and Molnar communicated their intent to file an amended complaint. Per Court order adopting the parties’ stipulation, plaintiffs filed an amended complaint on October 29, 2025. On December 23, 2025, the Company and the Individual Defendants filed a motion to dismiss the amended complaint.
On February 3, 2026, in light of ongoing settlement discussions in the Consolidated and St. Jean Actions (see above), the parties filed a stipulation seeking to stay the Espinosa Action, including remaining briefing on the Company’s and the Individual Defendants’ motion to dismiss the amended complaint, for 120 days following the Court’s entry of the stay.
(17)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the years ended December 31, 2025 and 2024, the Company incurred royalty expenses of $2.5 million and $1.5 million, respectively.
(18)    Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Interest	$8,686	$10,625

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$8,346	$11,054
Issuance of common stock through RSUs vested	641	2,346