Form 10-Q
period 2026-03-31
Virgin Galactic Holdings, Inc
filed 2026-05-14
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2026, there were 100,683,438 shares of the Company’s common stock outstanding.

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

•extensive and evolving government regulations that impact the way we operate, including the potential negative effects of changes in United States tariff and import/export regulations;

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
Additional factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1.“Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”) and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Each of the terms the “Company,” “Virgin Galactic,” “we,” “our,” “us” and similar terms used herein refer collectively to Virgin Galactic Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$124,837	$144,727
Restricted cash	30,634	30,988
Marketable securities	95,054	162,313
Other current assets	32,931	34,870
Total current assets	283,456	372,898
Property, plant and equipment, net	426,713	388,730
Other non-current assets	40,060	41,551
Total assets	$750,229	$803,179
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,041	$15,163
Current portion of long-term debt	117,041	47,830
Customer deposits	77,954	78,535
Other current liabilities	70,578	67,795
Total current liabilities	282,614	209,323
Non-current liabilities:
Long-term debt	202,695	276,362
Other long-term liabilities	41,191	43,530
Total liabilities	526,500	529,215
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 81,409,340 and 73,326,504 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	3,040,171	3,025,604
Accumulated deficit	(2,816,494)	(2,751,779)
Accumulated other comprehensive income	44	132
Total stockholders’ equity	223,729	273,964
Total liabilities and stockholders’ equity	$750,229	$803,179
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$227	$461

Operating expenses:
Spaceline operations	29,640	20,826
Research and development	6,712	33,310
Selling, general and administrative	25,551	30,550
Depreciation and amortization	3,916	4,223
Total operating expenses	65,819	88,909

Operating loss	(65,592)	(88,448)

Interest income	2,701	7,215
Interest expense	(1,828)	(3,240)
Other income, net	34	34
Loss before income taxes	(64,685)	(84,439)
Income tax expense	30	48
Net loss	(64,715)	(84,487)
Other comprehensive loss:
Foreign currency translation adjustment	(3)	(4)
Unrealized loss on marketable securities	(85)	(176)
Total comprehensive loss	$(64,803)	$(84,667)

Net loss per share:
Basic and diluted	$(0.81)	$(2.38)

Weighted-average shares outstanding:
Basic and diluted	79,482	35,440
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	32,995,822	$3	$2,794,871	$(2,472,872)	$278	$322,280
Net loss	—	—	—	(84,487)	—	(84,487)
Other comprehensive loss	—	—	—	—	(180)	(180)
Stock-based compensation for equity-classified awards	—	—	4,833	—	—	4,833
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	49,040	—	(50)	—	—	(50)
Issuance of common stock pursuant to at-the-market offering	6,946,164	1	30,729	—	—	30,730
Transaction costs	—	—	(955)	—	—	(955)
Balance at March 31, 2025	39,991,026	4	2,829,428	(2,557,359)	98	272,171

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2025	73,326,504	$7	$3,025,604	$(2,751,779)	$132	$273,964
Net loss	—	—	—	(64,715)	—	(64,715)
Other comprehensive loss	—	—	—	—	(88)	(88)
Stock-based compensation for equity-classified awards	—	—	3,928	—	—	3,928
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	6,140	—	(8)	—	—	(8)
Issuance of common stock pursuant to at-the-market offering	3,970,640	—	10,961	—	—	10,961
Exercises of Pre-Funded Warrants	4,106,056	1	—	—	—	1
Transaction costs	—	—	(314)	—	—	(314)
Balance at March 31, 2026	81,409,340	8	3,040,171	(2,816,494)	44	223,729
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(64,715)	$(84,487)
Stock-based compensation	4,121	4,769
Depreciation and amortization	3,916	4,223
Amortization of debt issuance costs	511	569
Accretion of marketable securities purchased at a discount	(406)	(2,193)
Other non-cash items	(11)	(14)
Change in operating assets and liabilities:
Other current and non-current assets	1,300	5,749
Accounts payable	840	(751)
Customer deposits	(581)	(2,296)
Other current and non-current liabilities	1,524	(1,487)
Net cash used in operating activities	(53,501)	(75,918)
Cash flows from investing activities:
Capital expenditures	(39,807)	(46,047)
Purchases of marketable securities	(33,516)	(104,607)
Proceeds from maturities and calls of marketable securities	101,099	158,121
Other investing activities	—	8
Net cash provided by investing activities	27,776	7,475
Cash flows from financing activities:
Payments of long-term debt	(4,967)	—
Payments of finance lease obligations	(59)	(46)
Proceeds from issuance of common stock pursuant to at-the-market offering	10,961	30,730
Transaction costs related to issuance of common stock pursuant to at-the-market offering	(301)	(922)
Transaction costs related to issuance of common stock and equity-classified warrants pursuant to registered offering	(145)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(8)	(50)
Net cash provided by financing activities	5,481	29,712
Net decrease in cash, cash equivalents and restricted cash	(20,244)	(38,731)
Cash, cash equivalents and restricted cash at beginning of period	175,715	210,885
Cash, cash equivalents and restricted cash at end of period	$155,471	$172,154

Cash and cash equivalents	$124,837	$140,763
Restricted cash	30,634	31,391
Cash, cash equivalents and restricted cash	$155,471	$172,154
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
The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to the significant accounting policies presented in the audited consolidated financial statements contained in the Annual Report on Form 10-K that would have a material impact on the accompanying condensed consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
(2)    Liquidity and Financial Condition
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will be able to realize its assets and satisfy its liabilities in the normal course of business.
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
In preparation of the condensed consolidated financial statements, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date the condensed consolidated financial statements are issued, in accordance with the requirements of the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”).
Factors, among others, that are included in management’s evaluation are:
•cash, cash equivalents, and marketable securities on hand as of the date the condensed consolidated financial statements are issued;
•all company costs that are forecasted to be incurred over the upcoming twelve months from the date the condensed consolidated financial statements are issued, including costs expected to be incurred in completing fabrication and testing of the next-generation spaceships and costs expected to be incurred in the ramp-up to, and commercial operation of, spaceflights; and

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
•all contractual debt payments due within the next twelve months are assumed to be settled in cash.
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
Management’s evaluation, which excluded the items that are not within its control (i.e., Revenues, Capital Market Transactions, and Debt Repayment Terms), resulted in the determination that the Company may not have sufficient cash and marketable securities to maintain its planned operations for the next twelve months following the issuance date of the condensed consolidated financial statements and has concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern pursuant to ASC 205-40.
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
The plans discussed above are subject to market conditions and, while management intends to apply its best efforts to the execution of these plans, they are not fully within the Company’s control and therefore cannot be deemed to be probable in accordance with ASC 205-40, and as a result, management has concluded that its plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date that the condensed consolidated financial statements are issued.
The accompanying condensed consolidated financial statements do not include any adjustments related to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(3)    Cash, Cash Equivalents and Marketable Securities
The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash consists of cash deposits received from future astronauts that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded.
The amortized cost, unrealized gain and estimated fair value of the Company’s cash, cash equivalents and marketable securities are as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$17,910	$—	$17,910
Money market	137,561	—	137,561
Marketable securities:
U.S. treasuries	59,610	(6)	59,604
Corporate bonds	35,472	(22)	35,450
	$250,553	$(28)	$250,525

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$7,687	$—	$7,687
Money market	168,028	—	168,028
Marketable securities:
U.S. treasuries	9,884	14	9,898
Corporate bonds	152,372	43	152,415
	$337,971	$57	$338,028

Interest receivable of $1.0 million and $2.0 million is included in other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $0.4 million and $2.2 million in accretion income for its marketable securities for the three months ended March 31, 2026 and 2025, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	10,111
Flight vehicles and rotables	5,177	4,331
Machinery and equipment	45,311	44,913
Information technology software and equipment	55,839	52,130
Leasehold improvements	78,118	77,853
Construction in progress	339,337	302,726
	535,195	493,366
Less: accumulated depreciation and amortization	108,482	104,636
	$426,713	$388,730
(5)    Leases
The components of expense related to leases are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost	$2,911	$3,399
Variable lease cost	693	707

Finance lease cost:
Amortization of assets under finance leases	56	51
Interest on finance lease liabilities	11	15
Total finance lease cost	67	66
Total lease cost	$3,671	$4,172

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$3,579	$3,455
Operating cash flows for finance leases	$11	$15
Financing cash flows for finance leases	$59	$46

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$2	$—
Finance leases	$—	$5

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	6.8	8.5
Finance leases (in years)	2.0	2.4

Weighted-average discount rates:
Operating leases	12.4%	12.2%
Finance leases	13.8%	13.3%
The supplemental balance sheet information related to leases is as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$35,430	$36,882

Short-term operating lease liabilities	$8,726	$8,475
Long-term operating lease liabilities	39,964	42,279
Total operating lease liabilities	$48,690	$50,754

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(6)    Other Current Liabilities
The components of other current liabilities are as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Accrued compensation	$33,969	$31,951
Accrued manufacturing sub-contractor and contract labor costs	10,350	9,601
Other	26,259	26,243
	$70,578	$67,795
(7)    2025 Capital Realignment Transactions
In December 2025, the Company completed privately negotiated repurchase agreements (the “2027 Notes Repurchase Agreements”) with a limited number of holders of its 2.50% convertible senior notes due 2027 (“2027 Notes”), pursuant to which the Company repurchased $354.6 million in aggregate principal amount of its 2027 Notes (the “Repurchases”) with cash proceeds received from the Registered Offering (as defined below) and the Private Placement (as defined below).
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
As of March 31, 2026, all Pre-Funded Warrants had been exercised and 8.4 million shares of common stock had been issued in connection with the exercise of the Pre-Funded Warrants.
Concurrently with the Registered Offering, the Company issued and sold for cash, in a private placement, (i) $212.5 million aggregate principal amount of a new series of its 9.80% First Lien Notes due 2028 (“2028 Notes”) and (ii) warrants to purchase 31.7 million shares of its common stock (the “Purchase Warrants”), with an exercise price equal to $6.696 per share. The Purchase Warrants are exercisable at any time on or after June 18, 2026 until December 18, 2030. The Purchase Warrants are exercisable only for cash and are subject to appropriate adjustment in the event of cash or share dividends, share splits, share repurchases, reorganizations or similar events affecting the Company’s common stock.
(8)    Long-Term Debt
A summary of the components of long-term debt is as follows:

	March 31, 2026	December 31, 2025
	( In thousands)
2028 Notes	$212,496	$212,496
2027 Notes	70,421	70,421
Total contractual debt outstanding	282,917	282,917
Unamortized debt premium	40,724	45,691
Unamortized debt issuance costs	(3,905)	(4,416)
Long-term debt	319,736	324,192
Less: current portion of long-term debt	117,041	47,830
Non-current portion of long-term debt	$202,695	$276,362

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
During the three months ended March 31, 2026 and 2025, the Company recognized $1.8 million and $3.2 million of interest expense related to long-term debt, respectively. Interest expense included $0.5 million and $0.6 million of amortized debt issuance costs during the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, the Company recognized $5.0 million of amortization of debt premium in connection with certain interest payments. This amount has been presented as a payment of long-term debt in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2026.
2028 Notes
In connection with the Private Placement, the Company issued $212.5 million aggregate principal amount of the 2028 Notes. The 2028 Notes bear interest at a rate of 9.80% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2028 Notes mature on December 31, 2028, unless earlier redeemed or repurchased.
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
2027 Notes
In January 2022, the Company completed an offering of $425 million aggregate principal amount of the 2027 Notes. The 2027 Notes are senior, unsecured obligations of the Company, and bear interest at a fixed rate of 2.50% per year. Interest is payable in cash semi-annually in arrears on February 1 and August 1 of each year. The 2027 Notes mature on February 1, 2027 unless earlier repurchased, redeemed or converted. Following the Repurchases, $70.4 million in aggregate principal amount of the 2027 Notes remained outstanding as of March 31, 2026.
(9)    Stockholders’ Equity
In November 2024, the Company entered into an open market sale agreement with Jefferies LLC (“Jefferies”) providing for the offer and sale of up to $300 million of shares of the Company’s common stock from time to time through Jefferies, acting as sales agent, or directly to Jefferies, acting as principal, through an “at-the-market offering” program (the “2024 ATM Program”).
During the three months ended March 31, 2026, the Company sold 4.0 million shares of common stock under the 2024 ATM Program and generated $11.0 million in gross proceeds, before deducting $0.3 million in commissions and other expenses.
As of March 31, 2026, the Company had sold a total of 41.6 million shares of common stock under the 2024 ATM Program, generating $161.7 million in gross proceeds since its inception, before deducting $4.7 million in commissions and other expenses.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10)    Stock-Based Compensation
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
Pursuant to the Third A&R Plan and related predecessor plans, the Company has granted equity incentive awards, including time-based stock options, performance-based stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Pursuant to the Second A&R Inducement Plan and related predecessor plans, the Company has granted RSUs and PSUs.
Employee Stock Purchase Plan
The Virgin Galactic Holdings, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors in April 2025, subject to the approval of the Company’s stockholders, and became effective upon the approval of the Company’s stockholders in June 2025.
Stock-Based Compensation
A summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Spaceline operations	$958	$435
Research and development	121	402
Selling, general and administrative	3,042	3,932
Total stock-based compensation expense	4,121	4,769
Less: stock-based compensation expense for liability-classified awards	193	(64)
Stock-based compensation expense for equity-classified awards	$3,928	$4,833
As of March 31, 2026, the Company had unrecognized stock-based compensation expense of $32.6 million and $1.8 million for RSUs and PSUs, respectively, which are expected to be recognized over weighted-average periods of 1.8 years and 2.8 years, respectively.
(11)    Income Taxes
Income tax expense was $30,000 and $48,000 for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was nil for each of the three months ended March 31, 2026 and 2025. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(12)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(64,715)	$(84,487)
Weighted-average common shares outstanding	79,482	35,440
Basic and diluted net loss per share	$(0.81)	$(2.38)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive.
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three months ended March 31, 2026 and 2025 were 12.8 million and 7.0 million, respectively.
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
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$137,561	$—	$—	$137,561
U.S. treasuries	59,604	—	—	59,604
Corporate bonds	—	35,450	—	35,450
Total assets at fair value	$197,165	$35,450	$—	$232,615

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$168,028	$—	$—	$168,028
U.S. treasuries	9,898	—	—	9,898
Corporate bonds	—	152,415	—	152,415
Total assets at fair value	$177,926	$152,415	$—	$330,341
The following tables present the Company’s financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2028 Notes	$—	$170,687	$—	$170,687
2027 Notes	—	55,192	—	55,192
Total liabilities at fair value	$—	$225,879	$—	$225,879

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2028 Notes	$—	$173,184	$—	$173,184
2027 Notes	—	57,592	—	57,592
Total liabilities at fair value	$—	$230,776	$—	$230,776
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14)    Commitments and Contingencies
Leases
Future minimum lease payments under noncancelable operating leases and future minimum finance lease payments as of March 31, 2026 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2026 (for the remaining period)	$10,623	$160
2027	13,951	115
2028	9,790	50
2029	7,265	15
2030	7,152	2
Thereafter	24,799	—
Total payments	73,580	342
Less: present value discount/imputed interest	24,890	43
Present value of lease liabilities	$48,690	$299
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 31, 2026, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
On July 18, 2025, plaintiffs and defendants (“Parties”) executed a Memorandum of Understanding (“MOU”) outlining the terms of a settlement to resolve all claims in the above-referenced action. In connection with the MOU, the Company recorded the expected net settlement of $2.25 million and included it in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. Pursuant to the MOU, the Company agreed to pay $8.5 million, of which the Company expected $6.25 million to be covered and paid directly by the Company’s insurers pursuant to insurance policies. The Company accrued a liability for the gross settlement amount and also recorded a receivable for the portion of the settlement that was expected to be covered directly by insurance. On November 4, 2025, plaintiffs asked the Court to preliminarily approve the Parties’ settlement. On March 11, 2026, the Court entered an order granting preliminary approval of the settlement. On March 12, 2026, the Court set a hearing on final approval of the settlement for July 9, 2026. The Company made all payments related to the settlement in April 2026 and expects the Court to provide final approval of the settlement and judgment later in 2026.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
described above. The complaints seek an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief.
On March 20, 2026, the parties in the Consolidated Derivative Action and the St. Jean Action reached a settlement in principle to resolve both actions. On April 23, 2026, the Parties executed a stipulation of settlement, which, if approved, will resolve all claims pending in the Consolidated Derivative Action and the St. Jean Action, and will also release all claims that were or could have been asserted on behalf of the Company, derivatively, by plaintiffs or any of the Company’s stockholders that are related to or based upon any of the allegations in the Consolidated Derivative Action and the St. Jean Action.
The proposed settlement, if approved, will result in the adoption of certain corporate reforms and a monetary payment of $2.75 million by the Company’s insurers to the Company, half of which the Company will retain and the other half of which the Company shall pay to counsel for plaintiffs in the Consolidated Derivative Action and St. Jean Action, collectively, for their attorneys’ fees and costs. On April 23, 2026, Plaintiffs asked the Court to preliminarily approve the Parties’ settlement. The proposed settlement remains subject to approval by the Court.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
amended complaint. Per Court order adopting the parties’ stipulation, plaintiffs filed an amended complaint on October 29, 2025. On December 23, 2025, the Company and the Individual Defendants filed a motion to dismiss the amended complaint.
On February 3, 2026, in light of settlement discussions in the Consolidated Derivative and St. Jean Actions, the parties filed a stipulation seeking to stay the Espinosa Action, including remaining briefing on the Company’s and the Individual Defendants’ motion to dismiss the amended complaint, for 120 days following the Court’s entry of the stay. The Court entered the stipulated stay on February 4, 2026. On April 7, 2026, the parties filed a joint status report notifying the Court of the settlement in principle in the Consolidated Derivative and St. Jean Actions, and requested a continued stay of the Espinosa action pending settlement proceedings in the Consolidated Derivative and St. Jean Actions.
(15)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the three months ended March 31, 2026 and 2025, the Company incurred royalty expenses of $0.8 million and $0.5 million, respectively.
(16)    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$79	$—
Interest	1,872	—

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$10,380	$9,276
Issuance of common stock through RSUs vested	19	173

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(17)     Subsequent Events
On April 30, 2026, the Company issued a notice of redemption to redeem up to $10 million of the 2028 Notes, plus accrued and unpaid interest thereon, on May 18, 2026. Pursuant to the indenture governing the 2028 Notes (as amended by the supplemental indenture), the redemption price will be paid by the Company by issuing shares of its common stock to the holders of the 2028 Notes. The amount of 2028 Notes redeemed and the number of shares issued will be determined based on the volume-weighted average price of the Company’s common stock over the ten-day observation period, as specified in the indenture. In the event the volume-weighted average price of the Company’s common stock on any day during the ten-day observation period is less than the floor price set forth in the indenture, the Company has elected to not redeem the related amount of 2028 Notes.
During April 2026, the Company sold 18.1 million shares of common stock under the 2024 ATM Program and generated $51.6 million in gross proceeds, before deducting $1.4 million in commissions and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “Virgin Galactic,” “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” sections of our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and under the “Cautionary Note Regarding Forward-Looking Statements” section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
On April 23, 2026, the parties executed a stipulation of settlement to resolve the derivative matters captioned In re Virgin Galactic Holdings, Inc. Derivative Litigation (“Consolidated Derivative Action”) and St. Jean v. Branson et al. (“St. Jean Action”) that are pending against the Company. The settlement, if approved, will resolve all claims pending in the Consolidated Derivative Action and the St. Jean Action, and will also release all claims that were or could have been asserted on behalf of the Company, derivatively, by plaintiffs or any of the Company’s stockholders that are related to or based upon any of the allegations in the Consolidated Derivative Action and the St. Jean Action. If the settlement is approved by the court, it will result in the adoption of certain corporate reforms and a monetary payment of $2.75 million by the Company’s insurers to the Company, half of which the Company will retain. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”

Customer Demand
As of March 31, 2026, we have reservations for spaceflights for approximately 650 future astronauts, which represent approximately $186 million in expected future spaceflight revenue upon completion of the spaceflights. We have recently opened ticket sales for a limited tranche of 50 spaceflight reservations at a higher price of $750,000 per seat.
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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenue	$227	$461

Operating expenses:
Spaceline operations	29,640	20,826
Research and development	6,712	33,310
Selling, general and administrative	25,551	30,550
Depreciation and amortization	3,916	4,223
Total operating expenses	65,819	88,909

Operating loss	(65,592)	(88,448)

Interest income	2,701	7,215
Interest expense	(1,828)	(3,240)
Other income, net	34	34
Loss before income taxes	(64,685)	(84,439)
Income tax expense	30	48
Net loss	$(64,715)	$(84,487)
For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue
Revenue for the three months ended March 31, 2026 and 2025 was primarily attributable to access fees related to our astronaut community.

Spaceline Operations

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
	(In thousands, except %)
Spaceline operations	$29,640	$20,826	$8,814	42%
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
Spaceline operations expense increased from $20.8 million for the three months ended March 31, 2025 to $29.6 million for the three months ended March 31, 2026. The increase is attributable to the completion of the development phase of our next-generation spaceflight vehicles and moving primarily into manufacturing and testing operations, which resulted in a $6.9 million increase in cash compensation and other employee benefit costs and a $1.7 million increase in materials, sub-contractor and contract labor costs.
Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
	(In thousands, except %)
Research and development	$6,712	$33,310	$(26,598)	(80)%
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
Research and development expenses decreased from $33.3 million for the three months ended March 31, 2025 to $6.7 million for the three months ended March 31, 2026. The decrease is attributable to the completion of the development phase of our next-generation spaceflight vehicles, which resulted in a $23.3 million decrease in materials, sub-contractor and contract labor costs and a $2.8 million decrease in cash compensation and other employee benefit costs.
Selling, General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
	(In thousands, except %)
Selling, general and administrative	$25,551	$30,550	$(4,999)	(16)%
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
Selling, general and administrative expenses decreased from $30.6 million for the three months ended March 31, 2025 to $25.6 million for the three months ended March 31, 2026. The decrease was primarily driven by a $3.3 million decrease in cash compensation and other employee benefit costs and a $1.4 million decrease in professional fees.
Depreciation and Amortization
Depreciation and amortization expense decreased from $4.2 million for the three months ended March 31, 2025 to $3.9 million for the three months ended March 31, 2026. The decrease was primarily due to older assets becoming fully depreciated.

Interest Income
Interest income decreased from $7.2 million for the three months ended March 31, 2025 to $2.7 million for the three months ended March 31, 2026. This decrease was primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense was $1.8 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our 2.50% convertible senior notes due 2027 (“2027 Notes”) and 9.80% First Lien Notes due 2028 (“2028 Notes”).
Income Tax Expense
Income tax expense was immaterial for the three months ended March 31, 2026 and 2025. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents and restricted cash of $155.5 million and marketable securities of $95.1 million. Our principal sources of liquidity have come from sales of our common stock and offering of our 2027 Notes.
Historical Cash Flows

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(53,501)	$(75,918)
Investing activities	27,776	7,475
Financing activities	5,481	29,712
Net decrease in cash, cash equivalents and restricted cash	$(20,244)	$(38,731)
Operating Activities
Net cash used in operating activities was $53.5 million for the three months ended March 31, 2026, and consisted primarily of $64.7 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $4.1 million and depreciation and amortization expense of $3.9 million, partially offset by $3.1 million of net changes in operating assets and liabilities.
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
Investing Activities
Net cash provided by investing activities was $27.8 million for the three months ended March 31, 2026, and consisted primarily of $101.1 million in proceeds from maturities and calls of marketable securities, partially offset by $39.8 million in capital expenditures and $33.5 million in purchases of marketable securities.
Net cash provided by investing activities was $7.5 million for the three months ended March 31, 2025, and consisted primarily of $158.1 million in proceeds from maturities and calls of marketable securities, partially offset by $104.6 million in purchases of marketable securities and $46.0 million in capital expenditures.

Financing Activities
Net cash provided by financing activities was $5.5 million for the three months ended March 31, 2026, and consisted primarily of $10.7 million in net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program, partially offset by $5.0 million of payments of long-term debt.
Net cash provided by financing activities was $29.7 million for the three months ended March 31, 2025, and consisted primarily of net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program.
Issuances of Common Stock
In November 2024, we entered into an open market sale agreement with Jefferies LLC (“Jefferies”) providing for the offer and sale of up to $300 million of shares of our common stock from time to time through Jefferies, acting as sales agent, or directly to Jefferies, acting as principal, through an “at-the-market offering” program (the “2024 ATM Program”).
During the three months ended March 31, 2026, we sold 4.0 million shares of common stock under the 2024 ATM Program and generated $11.0 million in gross proceeds, before deducting $0.3 million in commissions and other expenses.
As of March 31, 2026, we had sold a total of 41.6 million shares of common stock under the 2024 ATM Program, generating $161.7 million in gross proceeds since its inception, before deducting $4.7 million in commissions and other expenses.
During April 2026, we sold 18.1 million shares of common stock under the 2024 ATM Program and generated $51.6 million in gross proceeds, before deducting $1.4 million in commissions and other expenses.
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
As of March 31, 2026, all Pre-Funded Warrants had been exercised and 8.4 million shares of common stock had been issued in connection with the exercise of the Pre-Funded Warrants.
Concurrently with the Registered Offering, we issued and sold for cash, in a private placement, (i) $212.5 million aggregate principal amount of our 2028 Notes and (ii) warrants to purchase 31.7 million shares of our common stock (the “Purchase Warrants”), with an exercise price equal to $6.696 per share. The Purchase Warrants are exercisable at any time on or after June 18, 2026 until December 18, 2030. The Purchase Warrants are exercisable only for cash and are subject to appropriate adjustment in the event of cash or share dividends, share splits, share repurchases, reorganizations or similar events affecting our common stock.
Liquidity Outlook
For at least the next twelve months, we expect our principal demand for funds will be for our ongoing operating activities described below and the repayment of (i) $30.4 million of contractual principal payments related to our 2028 Notes and (ii) $70.4 million of contractual principal payments related to our 2027 Notes. Beyond the next twelve months, our principal demand for funds will be to sustain our operations, operate our spaceline at Spaceport America in New Mexico, expand our fleet of spaceships, launch vehicles and supporting facilities, and repay outstanding debt.
We are currently in the pre-commercial service phase and accordingly have no spaceflight revenue. We expect to generate revenue from our spaceflight program once commercial service begins. We currently expect the flight test program of our next-generation spaceships to commence in the third quarter of 2026, followed by our first commercial spaceflight which is expected to occur in the fourth quarter of 2026. Before recognizing revenue for commercial spaceflights, we expect to receive cash payments in connection with spaceflights after we deliver the conditions of carriage to customers and receive customer executed informed consents.

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
The plans discussed above are subject to market conditions and, while we intend to apply our best efforts to the execution of these plans, they are not fully within our control. As a result, it is uncertain whether we will have sufficient cash and marketable securities to maintain our planned operations for the next twelve months following the issuance date of the condensed consolidated financial statements and we have concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern.
There are significant risks and uncertainties associated with our planned operations and there is no assurance that our future plans will be successful or, if successful, will be sufficient to fully fund our planned operations. For more information regarding our risks and uncertainties, see Part I, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”
On April 30, 2026, we issued a notice of redemption to redeem up to $10 million of the 2028 Notes, plus accrued and unpaid interest thereon, on May 18, 2026. Pursuant to the indenture governing the 2028 Notes (as amended by the supplemental indenture), the redemption price will be paid by issuing shares of our common stock to the holders of the 2028 Notes. The amount of 2028 Notes redeemed and the number of shares issued will be determined based on the volume-weighted average price of our common stock over the ten-day observation period, as specified in the indenture. In the event the volume-weighted average price of our common stock on any day during the ten-day observation period is less than the floor price as set forth in the indenture, we have elected to not redeem the related amount of 2028 Notes.
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
During the fiscal quarter ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in “Critical Accounting Policies and Estimates” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	06/14/2024
3.2	Amended and Restated By-Laws of Virgin Galactic Holdings, Inc. (effective as of August 28, 2025).	8-K	001-38202	3.1	08/29/2025
10.1+	Second Amended and Restated 2023 Employment Inducement Incentive Award Plan	10-K	001-38202	10.3	03/30/2026

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.2+	Form of Executive Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan	10-K	001-38202	10.3(c)	03/30/2026
10.3+	Form of Non-Executive Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan	10-K	001-38202	10.3(d)	03/30/2026
10.4+	Form of Executive Performance-Vesting Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan	10-K	001-38202	10.3(e)	03/30/2026
10.5+	Form of Non-Executive Performance-Vesting Restricted Stock Unit Agreement under the Second Amended and Restated 2023 Employment Inducement Incentive Award Plan	10-K	001-38202	10.3(f)	03/30/2026
10.6+	Amendment to Employment Agreement, dated as of April 21, 2026, by and among Virgin Galactic Holdings, Inc., Galactic Co., LLC and Douglas Ahrens.	8-K	001-38202	10.1	04/21/2026
10.7+	Amendment to Employment Agreement, dated as of April 21, 2026, by and among Virgin Galactic Holdings, Inc., Galactic Co., LLC and Aparna Chitale.	8-K	001-38202	10.2	04/21/2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.
+ Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: May 14, 2026		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)