Form 10-Q
period 2026-06-30
Virgin Galactic Holdings, Inc
filed 2026-08-12
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2026, there were 151,595,903 shares of the Company’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$187,340	$144,727
Restricted cash	31,072	30,988
Marketable securities	67,714	162,313
Other current assets	26,457	34,870
Total current assets	312,583	372,898
Property, plant and equipment, net	465,848	388,730
Other non-current assets	37,845	41,551
Total assets	$816,276	$803,179
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,758	$15,163
Current portion of long-term debt	29,983	47,830
Customer deposits	80,270	78,535
Other current liabilities	61,510	67,795
Total current liabilities	192,521	209,323
Non-current liabilities:
Long-term debt	189,056	276,362
Other long-term liabilities	38,585	43,530
Total liabilities	420,162	529,215
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 141,277,897 and 73,326,504 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	7
Additional paid-in capital	3,268,427	3,025,604
Accumulated deficit	(2,872,383)	(2,751,779)
Accumulated other comprehensive income	56	132
Total stockholders’ equity	396,114	273,964
Total liabilities and stockholders’ equity	$816,276	$803,179
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$134	$406	$361	$867

Operating expenses:
Spaceline operations	28,182	14,206	57,822	35,032
Research and development	4,339	20,121	11,051	53,431
Selling, general and administrative	28,556	31,850	54,107	62,400
Depreciation and amortization	3,983	4,171	7,899	8,394
Total operating expenses	65,060	70,348	130,879	159,257

Operating loss	(64,926)	(69,942)	(130,518)	(158,390)

Interest income	2,396	5,832	5,097	13,047
Interest expense	(1,994)	(3,247)	(3,822)	(6,487)
Gain on extinguishment of debt	8,639	—	8,639	—
Other income, net	26	40	60	74
Loss before income taxes	(55,859)	(67,317)	(120,544)	(151,756)
Income tax expense (benefit)	30	(37)	60	11
Net loss	(55,889)	(67,280)	(120,604)	(151,767)
Other comprehensive loss:
Foreign currency translation adjustment	(7)	22	(10)	18
Unrealized gain (loss) on marketable securities	19	(134)	(66)	(310)
Total comprehensive loss	$(55,877)	$(67,392)	$(120,680)	$(152,059)

Net loss per share:
Basic and diluted	$(0.50)	$(1.47)	$(1.27)	$(3.74)

Weighted-average shares outstanding:
Basic and diluted	110,757	45,641	95,206	40,569
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

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2025	73,326,504	$7	$3,025,604	$(2,751,779)	$132	$273,964
Net loss	—	—	—	(64,715)	—	(64,715)
Other comprehensive loss	—	—	—	—	(88)	(88)
Stock-based compensation for equity-classified awards	—	—	3,928	—	—	3,928
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	6,140	—	(8)	—	—	(8)
Issuance of common stock pursuant to at-the-market offering	3,970,640	—	10,961	—	—	10,961
Exercises of Pre-Funded Warrants	4,106,056	1	—	—	—	1
Transaction costs	—	—	(314)	—	—	(314)
Balance at March 31, 2026	81,409,340	8	3,040,171	(2,816,494)	44	223,729
Net loss	—	—	—	(55,889)	—	(55,889)
Other comprehensive income	—	—	—	—	12	12
Stock-based compensation for equity-classified awards	—	—	6,861	—	—	6,861
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1,118,850	—	(1,785)	—	—	(1,785)
Issuance of common stock pursuant to at-the-market offering	41,013,382	4	134,055	—	—	134,059
Issuance of common stock pursuant to the redemption and exchange of debt	17,542,577	2	61,929	—	—	61,931
Issuance of pre-funded warrants pursuant to exchange of debt	—	—	30,315	—	—	30,315
Issuance of common stock related to the employee stock purchase plan	193,748	—	476	—	—	476
Transaction costs	—	—	(3,595)	—	—	(3,595)
Balance at June 30, 2026	141,277,897	$14	$3,268,427	$(2,872,383)	$56	$396,114
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(120,604)	$(151,767)
Stock-based compensation	10,944	9,601
Depreciation and amortization	7,899	8,394
Gain on extinguishment of debt	(8,639)	—
Amortization of debt issuance costs	918	1,143
Accretion of marketable securities purchased at a discount	(810)	(4,007)
Other non-cash items	(11)	(22)
Change in operating assets and liabilities:
Other current and non-current assets	7,139	(550)
Accounts payable	2,851	3,965
Customer deposits	1,735	(3,622)
Other current and non-current liabilities	(5,095)	5,501
Net cash used in operating activities	(103,673)	(131,364)
Cash flows from investing activities:
Capital expenditures	(80,373)	(104,408)
Purchases of marketable securities	(68,118)	(220,925)
Proceeds from maturities and calls of marketable securities	163,465	355,959
Other investing activities	10	8
Net cash provided by investing activities	14,984	30,634
Cash flows from financing activities:
Payments of long-term debt	(8,203)	—
Payments of finance lease obligations	(119)	(98)
Proceeds from issuance of common stock pursuant to at-the-market offering	145,020	86,330
Transaction costs related to issuance of common stock pursuant to at-the-market offering	(3,748)	(2,552)
Other debt and equity transaction costs	(247)	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	476	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,793)	(108)
Net cash provided by financing activities	131,386	83,572
Net increase (decrease) in cash, cash equivalents and restricted cash	42,697	(17,158)
Cash, cash equivalents and restricted cash at beginning of period	175,715	210,885
Cash, cash equivalents and restricted cash at end of period	$218,412	$193,727

Cash and cash equivalents	$187,340	$163,547
Restricted cash	31,072	30,180
Cash, cash equivalents and restricted cash	$218,412	$193,727
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
The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to the significant accounting policies presented in the audited consolidated financial statements contained in the Annual Report on Form 10-K that would have a material impact on the accompanying condensed consolidated financial statements.
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
•Commencing commercial service in February 2027.
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
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash, cash equivalents and marketable securities are as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$12,865	$—	$12,865
Money market	205,547	—	205,547
Marketable securities:
U.S. treasuries	59,672	(8)	59,664
Corporate bonds	8,052	(2)	8,050
	$286,136	$(10)	$286,126

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$7,687	$—	$7,687
Money market	168,028	—	168,028
Marketable securities:
U.S. treasuries	9,884	14	9,898
Corporate bonds	152,372	43	152,415
	$337,971	$57	$338,028

Interest receivable of $0.5 million and $2.0 million is included in other current assets in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $0.4 million and $1.8 million in accretion income for its marketable securities for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $0.8 million and $4.0 million in accretion income for its marketable securities for the six months ended June 30, 2026 and 2025, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	10,111
Flight vehicles and rotables	8,401	4,331
Machinery and equipment	47,251	44,913
Information technology software and equipment	56,785	52,130
Leasehold improvements	78,118	77,853
Construction in progress	376,280	302,726
	578,248	493,366
Less: accumulated depreciation and amortization	112,400	104,636
	$465,848	$388,730
(5)    Leases
The components of expense related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$2,810	$3,404	$5,721	$6,803
Variable lease cost	705	644	1,398	1,351

Finance lease cost:
Amortization of assets under finance leases	54	57	110	108
Interest on finance lease liabilities	9	16	20	31
Total finance lease cost	63	73	130	139
Total lease cost	$3,578	$4,121	$7,249	$8,293

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2026	2025
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$7,057	$7,007
Operating cash flows for finance leases	$20	$31
Financing cash flows for finance leases	$119	$98

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$167	$2,986
Finance leases	$—	$88
Adjustment to operating lease right-of-use assets from lease modification	$—	$(11,273)

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	6.8	7.5
Finance leases (in years)	1.9	2.3

Weighted-average discount rates:
Operating leases	12.3%	12.8%
Finance leases	13.9%	13.7%
The supplemental balance sheet information related to leases is as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$33,451	$36,882

Short-term operating lease liabilities	$8,668	$8,475
Long-term operating lease liabilities	37,383	42,279
Total operating lease liabilities	$46,051	$50,754

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(6)    Other Current Liabilities
The components of other current liabilities are as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Accrued compensation	$36,577	$31,951
Accrued manufacturing sub-contractor and contract labor costs	8,097	9,601
Other	16,836	26,243
	$61,510	$67,795
(7)    2025 Capital Realignment Transactions
In December 2025, the Company completed privately negotiated repurchase agreements (the “2027 Notes Repurchase Agreements”) with a limited number of holders of its 2.50% convertible senior notes due 2027 (“2027 Notes”), pursuant to which the Company repurchased $354.6 million in aggregate principal amount of the 2027 Notes (the “Repurchases”) with cash proceeds received from the Registered Offering (as defined below) and the Private Placement (as defined below).
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
(8)    Long-Term Debt
A summary of the components of long-term debt is as follows:

	June 30, 2026	December 31, 2025
	( In thousands)
2028 Notes	$171,972	$212,496
2027 Notes	17,942	70,421
Other debt	2,439	—
Total contractual debt outstanding	192,353	282,917
Unamortized debt premium	29,453	45,691
Unamortized debt issuance costs	(2,767)	(4,416)
Long-term debt	219,039	324,192
Less: current portion of long-term debt	29,983	47,830
Non-current portion of long-term debt	$189,056	$276,362

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
During the three months ended June 30, 2026 and 2025, the Company recognized $2.0 million and $3.2 million of interest expense related to long-term debt, respectively. Interest expense included $0.4 million and $0.6 million of amortized debt issuance costs during the three months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026 and 2025, the Company recognized $3.8 million and $6.5 million of interest expense related to long-term debt, respectively. Interest expense included $0.9 million and $1.1 million of amortized debt issuance costs during the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026, the Company recognized $8.2 million of amortization of debt premium in connection with certain interest payments. This amount has been presented as a payment of long-term debt in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2026.
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
During May and June 2026, the Company completed the redemption of an aggregate of $40.5 million in principal amount of the 2028 Notes, and accrued interest thereon, in advance of the mandatory redemption dates by issuing 10.5 million shares of the Company’s common stock to holders of the 2028 Notes. In connection with these debt redemptions, the Company recognized a gain on extinguishment of debt of $6.8 million, which is included in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. With the completion of these redemptions, the Company reduced the outstanding balance of the 2028 Notes to $172.0 million and now has no mandatory principal payments due on these notes until March 31, 2028.
The 2028 Notes are secured on a first-priority basis by liens on substantially all of the assets of the Company and its domestic subsidiaries, subject to customary exceptions, including customer deposits, pursuant to a security agreement and related collateral documents.
The following table presents the remaining scheduled contractual interest payments for the 2028 Notes as of June 30, 2026. These contractual interest payments are allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity on the Company’s consolidated statements of cash flows.

	2026 (for the remaining period)	2027	2028	Total
	(In thousands)
Interest payments recorded as:
Reduction of recorded premium	$5,894	$12,120	$11,439	$29,453
Interest expense	2,533	4,733	3,924	11,190
Total interest payments	$8,427	$16,853	$15,363	$40,643

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
In December 2025, the Company repurchased $354.6 million in aggregate principal amount of the 2027 Notes. See Note 7 for additional information.
In June 2026, the Company completed an exchange of $52.5 million in principal amount of the 2027 Notes, and accrued interest thereon, for (i) 7.0 million shares of its common stock, and (ii) pre-funded warrants to purchase 10.3 million shares of its common stock. The pre-funded warrants are exercisable at any time on or after June 29, 2026 at an exercise price of $0.0001 per share. The pre-funded warrants contain a cashless exercise feature that allows the holders to exercise the pre-funded warrants without a cash payment to the Company upon the terms set forth therein. The number of shares of common stock for which the pre-funded warrants are exercisable are subject to certain additional customary adjustments as set forth in the pre-funded warrants. As of June 30, 2026, none of the pre-funded warrants had been exercised.
In connection with this debt exchange, the Company recorded a gain on extinguishment of debt of $1.8 million, which is included in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. With the completion of this exchange, the Company reduced the outstanding balance of the 2027 Notes from $70.4 million to $17.9 million.
Other Debt
In May 2026, the Company entered into a commercial loan agreement for an aggregate principal amount of $2.5 million. The loan bears interest at a fixed rate of 11.0% and is payable in monthly principal and interest payments through its maturity in April 2036.
Debt Maturities and Mandatory Payments
Maturities and mandatory payments of the contractual debt outstanding as of June 30, 2026 are as follows:

Year ending December 31,	(In thousands)
2026 (for the remaining period)	$70
2027	18,094
2028	172,142
2029	189
2030	211
Thereafter	1,647
$192,353
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
During the six months ended June 30, 2026, the Company sold 45.0 million shares of common stock under the 2024 ATM Program and generated $145.0 million in gross proceeds, before deducting $3.7 million in commissions and other expenses.
As of June 30, 2026, the Company had sold a total of 82.6 million shares of common stock under the 2024 ATM Program, generating $295.8 million in gross proceeds since its inception, before deducting $8.1 million in commissions and other expenses.
(10)    Stock-Based Compensation
Equity Incentive Plans
The Company maintains two equity incentive plans -- the Fourth Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan (the “Fourth A&R Plan”) and the Second Amended and Restated Virgin Galactic Holdings, Inc. 2023 Employment Inducement Incentive Award Plan (the “Second A&R Inducement Plan”).
The Fourth A&R Plan was adopted by the Company's board of directors in April 2026, subject to the approval of the Company’s stockholders, and became effective upon the approval of the Company’s stockholders in June 2026. The Fourth A&R Plan amended and restated the Third Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Plan (the “Third A&R Plan”) and made the following material changes to the Third A&R Plan: (i) increased the number of shares available by 9.45 million shares to an aggregate of 17,120,437 shares reserved for issuance under the Fourth A&R Plan, (ii) increased the number of shares which may be granted as incentive stock options (“ISOs”) under the Fourth A&R Plan, such that an aggregate of 17,120,437 shares may be granted as ISOs under the Fourth A&R Plan, and (iii) extended the right to grant awards under the Fourth A&R Plan through June 11, 2036, provided that ISOs may not be granted under the Fourth A&R Plan after April 14, 2036.
The Second A&R Inducement Plan was adopted by the Company’s board of directors and became effective in March 2026. The Second A&R Inducement Plan increased the number of shares available by 555,000 shares to an aggregate of 1,695,000 shares reserved for issuance under the Second A&R Inducement Plan.
Pursuant to the Fourth A&R Plan and related predecessor plans, the Company has granted equity incentive awards, including time-based stock options, performance-based stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). Pursuant to the Second A&R Inducement Plan and related predecessor plans, the Company has granted RSUs and PSUs.
Employee Stock Purchase Plan
The Virgin Galactic Holdings, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors in April 2025, subject to the approval of the Company’s stockholders, and became effective upon the approval of the Company’s stockholders in June 2025.
On June 30, 2026, 0.2 million shares were purchased under the ESPP at $2.46 per share, resulting in cash proceeds of $0.5 million. As of June 30, 2026, 2.1 million shares remained available for issuance under the ESPP.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Stock-Based Compensation
A summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Spaceline operations	$1,717	$566	$2,692	$1,001
Research and development	113	516	234	918
Selling, general and administrative	4,993	3,750	8,018	7,682
Total stock-based compensation expense	6,823	4,832	10,944	9,601
Less: stock-based compensation expense for liability-classified awards	(38)	91	155	27
Stock-based compensation expense for equity-classified awards	$6,861	$4,741	$10,789	$9,574
As of June 30, 2026, the Company had unrecognized stock-based compensation expense of $49.4 million and $4.0 million for RSUs and PSUs, respectively, which are expected to be recognized over weighted-average periods of 2.4 years and 2.5 years, respectively.
(11)    Income Taxes
Income tax expense (benefit) was $30,000 and $(37,000) for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $60,000 and $11,000 for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate was nil for each of the three and six months ended June 30, 2026 and 2025. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(12)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(55,889)	$(67,280)	$(120,604)	$(151,767)
Weighted-average common shares outstanding	110,757	45,641	95,206	40,569
Basic and diluted net loss per share	$(0.50)	$(1.47)	$(1.27)	$(3.74)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive. In June 2026, in connection with the exchange of debt (see Note 8), the Company issued pre-funded warrants exercisable for 10.3 million shares of its common stock at an exercise price of $0.0001 per share. As the pre-funded warrants are issuable for nominal consideration, the shares underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of net loss per share for the three and six months ended June 30, 2026.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three and six months ended June 30, 2026 was 11.3 million. The total number of shares excluded for the three and six months ended June 30, 2025 was 7.3 million.
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
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$205,547	$—	$—	$205,547
U.S. treasuries	59,664	—	—	59,664
Corporate bonds	—	8,050	—	8,050
Total assets at fair value	$265,211	$8,050	$—	$273,261

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$168,028	$—	$—	$168,028
U.S. treasuries	9,898	—	—	9,898
Corporate bonds	—	152,415	—	152,415
Total assets at fair value	$177,926	$152,415	$—	$330,341

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The following tables present the Company’s financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2028 Notes	$—	$153,005	$—	$153,005
2027 Notes	—	17,222	—	17,222
Total liabilities at fair value	$—	$170,227	$—	$170,227

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2028 Notes	$—	$173,184	$—	$173,184
2027 Notes	—	57,592	—	57,592
Total liabilities at fair value	$—	$230,776	$—	$230,776
The estimated fair values of the 2028 Notes and 2027 Notes, which are classified as Level 2 financial instruments, were determined based on the estimated or actual bid prices of the respective notes in an over-the-counter market on the last business day of the period, if available, or indicative pricing from market information.
(14)    Commitments and Contingencies
Leases
Future minimum lease payments under noncancelable operating leases and future minimum finance lease payments as of June 30, 2026 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2026 (for the remaining period)	$6,875	$91
2027	13,525	115
2028	9,790	50
2029	7,265	15
2030	7,152	2
Thereafter	24,800	—
Total payments	69,407	273
Less: present value discount/imputed interest	23,356	29
Present value of lease liabilities	$46,051	$244
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 30, 2026, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Pursuant to the MOU, the Company agreed to pay $8.5 million, of which the Company expected $6.25 million to be covered and paid directly by the Company’s insurers pursuant to insurance policies. The Company accrued a liability for the gross settlement amount and also recorded a receivable for the portion of the settlement that was expected to be covered directly by insurance. On November 4, 2025, plaintiffs asked the Court to preliminarily approve the Parties’ settlement. On March 11, 2026, the Court entered an order granting preliminary approval of the settlement. On May 27, 2026, plaintiffs filed a motion seeking final approval of the settlement. The Company made all payments related to the settlement in April 2026. The settlement remains subject to final approval by the Court.
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
The proposed settlement, if approved, will result in the adoption of certain corporate reforms and a monetary payment of $2.75 million by the Company’s insurers to the Company, half of which the Company will retain and the other half of which the Company shall pay to counsel for plaintiffs in the Consolidated Derivative Action and St. Jean Action, collectively, for their attorneys’ fees and costs. On April 23, 2026, Plaintiffs asked the Court to preliminarily approve the Parties’ settlement. On May 19, 2026, the Court entered an order granting preliminary approval of the settlement. On June 30, 2026, plaintiffs filed a motion seeking final approval of the Parties’ settlement. The proposed settlement remains subject to final approval by the Court.
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
On February 3, 2026, in light of settlement discussions in the Consolidated Derivative and St. Jean Actions, the parties filed a stipulation seeking to stay the Espinosa Action, including remaining briefing on the Company’s and the Individual Defendants’ motion to dismiss the amended complaint, for 120 days following the Court’s entry of the stay. The Court entered the stipulated stay on February 4, 2026. On April 7, 2026, the parties filed a joint status report notifying the Court of the settlement in principle in the Consolidated Derivative and St. Jean Actions, and requested a continued stay of the Espinosa action pending settlement proceedings in the Consolidated Derivative and St. Jean Actions. On June 1, 2026, the parties filed a further joint status report notifying the Court that the court in the Consolidated Derivative Action entered an order granting preliminary approval of the settlement, and requested a continued stay of the Espinosa action pending final approval of that settlement.
(15)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the six months ended June 30, 2026 and 2025, the Company incurred royalty expenses of $1.5 million and $1.0 million, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(16)    Supplemental Cash Flow Information

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$109	$—
Interest	2,882	—

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$10,436	$11,687
Property, plant and equipment acquired through commercial loan	2,450	—
Settlement of debt through issuance of common stock and pre-funded warrants	93,003	—
Interest paid through issuance of common stock and pre-funded warrants	130	—
Issuance of common stock through RSUs vested	3,332	447

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
Recent Developments
We are continuing the production of our next-generation spaceships and are progressing through our build milestones. We currently expect our flight test program to commence in October 2026 in advance of restarting commercial service, which is expected to begin in February 2027.
During May and June 2026, we completed the redemption of an aggregate of $40.5 million in principal amount of our 9.80% First Lien Notes due 2028 (the “2028 Notes”), and accrued interest thereon, by issuing 10.5 million shares of our common stock. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In June 2026, we completed an exchange of $52.5 million in principal amount of our 2.50% convertible senior notes due 2027 (the “2027 Notes”), and accrued interest thereon, by issuing 7.0 million shares of our common stock and pre-funded warrants to purchase 10.3 million shares of our common stock. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
On April 23, 2026, the parties executed a stipulation of settlement to resolve the derivative matters captioned In re Virgin Galactic Holdings, Inc. Derivative Litigation (“Consolidated Derivative Action”) and St. Jean v. Branson et al. (“St. Jean Action”) that are pending against the Company. The settlement, if approved, will resolve all claims pending in the Consolidated Derivative Action and the St. Jean Action, and will also release all claims that were or could have been asserted on behalf of the Company, derivatively, by plaintiffs or any of the Company’s stockholders that are related to or based upon any of the allegations in the Consolidated Derivative Action and the St. Jean Action. If the settlement is approved by the court, it will result in the adoption of certain corporate reforms and a monetary payment of $2.75 million by the Company’s insurers to the Company, half of which the Company will retain. On May 19, 2026, the Court entered an order granting preliminary approval of the settlement. On June 30, 2026, plaintiffs filed a motion seeking final approval of the parties’ settlement. The proposed settlement remains subject to final approval by the Court. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”
Customer Demand
As of June 30, 2026, we have reservations for spaceflights for approximately 675 future astronauts, which represent approximately $203 million in expected future spaceflight revenue upon completion of the spaceflights.
In April 2026, we opened bookings for a limited tranche of 50 spaceflight expeditions at a higher price of $750,000 per individual astronaut. As of August 12, 2026, this tranche of spaceflight reservations was oversubscribed, and we have now closed active bookings. As a result, we have added over $50 million to our expected future spaceflight revenue for these spaceflights, which brings our total to over $240 million in expected future spaceflight revenue as of August 12, 2026, which will be recognized upon completion of the related booked spaceflights.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$134	$406	$361	$867

Operating expenses:
Spaceline operations	28,182	14,206	57,822	35,032
Research and development	4,339	20,121	11,051	53,431
Selling, general and administrative	28,556	31,850	54,107	62,400
Depreciation and amortization	3,983	4,171	7,899	8,394
Total operating expenses	65,060	70,348	130,879	159,257

Operating loss	(64,926)	(69,942)	(130,518)	(158,390)

Interest income	2,396	5,832	5,097	13,047
Interest expense	(1,994)	(3,247)	(3,822)	(6,487)
Gain on extinguishment of debt	8,639	—	8,639	—
Other income, net	26	40	60	74
Loss before income taxes	(55,859)	(67,317)	(120,544)	(151,756)
Income tax expense (benefit)	30	(37)	60	11
Net loss	$(55,889)	$(67,280)	$(120,604)	$(151,767)
For the Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
Revenue
Revenue for the three and six months ended June 30, 2026 and 2025 was primarily attributable to access fees related to our astronaut community.
Spaceline Operations

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025
	(In thousands, except %)
Spaceline operations	$28,182	$14,206	$13,976	98%	$57,822	$35,032	$22,790	65%
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
Spaceline operations expense increased from $14.2 million for the three months ended June 30, 2025 to $28.2 million for the three months ended June 30, 2026. The increase is attributable to the completion of the development phase of our next-generation spaceflight vehicles and moving primarily into manufacturing and testing operations, which resulted in a $10.1 million increase in cash compensation and other employee benefit costs and a $3.4 million increase in materials, sub-contractor and contract labor costs.

Spaceline operations expense increased from $35.0 million for the six months ended June 30, 2025 to $57.8 million for the six months ended June 30, 2026. The increase is attributable to the completion of the development phase of our next-generation spaceflight vehicles and moving primarily into manufacturing and testing operations, which resulted in a $16.9 million increase in cash compensation and other employee benefit costs and a $5.0 million increase in materials, sub-contractor and contract labor costs.
Research and Development

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025
	(In thousands, except %)
Research and development	$4,339	$20,121	$(15,782)	(78)%	$11,051	$53,431	$(42,380)	(79)%
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
Research and development expenses decreased from $20.1 million for the three months ended June 30, 2025 to $4.3 million for the three months ended June 30, 2026. The decrease is attributable to the completion of the development phase of our next-generation spaceflight vehicles, which resulted in a $8.1 million decrease in cash compensation and other employee benefit costs and a $7.0 million decrease in materials, sub-contractor and contract labor costs.
Research and development expenses decreased from $53.4 million for the six months ended June 30, 2025 to $11.1 million for the six months ended June 30, 2026. The decrease is attributable to the completion of the development phase of our next-generation spaceflight vehicles, which resulted in a $30.3 million decrease in materials, sub-contractor and contract labor costs and a $10.9 million decrease in cash compensation and other employee benefit costs.
Selling, General and Administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2026	2025			2026	2025
	(In thousands, except %)
Selling, general and administrative	$28,556	$31,850	$(3,294)	(10)%	$54,107	$62,400	$(8,293)	(13)%
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
Selling, general and administrative expenses decreased from $31.9 million for the three months ended June 30, 2025 to $28.6 million for the three months ended June 30, 2026. The decrease was primarily driven by a $2.9 million expense recorded in 2025 associated with the settlement of the Lavin Action.
Selling, general and administrative expenses decreased from $62.4 million for the six months ended June 30, 2025 to $54.1 million for the six months ended June 30, 2026. The decrease was primarily driven by a $3.5 million decrease in cash compensation and other employee benefit costs, a $2.9 million expense recorded in 2025 associated with the settlement of the Lavin Action, and a $1.6 million decrease in professional fees and other corporate costs.

Depreciation and Amortization
Depreciation and amortization expense decreased from $4.2 million for the three months ended June 30, 2025 to $4.0 million for the three months ended June 30, 2026. Depreciation and amortization expense decreased from $8.4 million for the six months ended June 30, 2025 to $7.9 million for the six months ended June 30, 2026. The decreases were primarily due to older assets becoming fully depreciated.
Interest Income
Interest income decreased from $5.8 million for the three months ended June 30, 2025 to $2.4 million for the three months ended June 30, 2026. Interest income decreased from $13.0 million for the six months ended June 30, 2025 to $5.1 million for the six months ended June 30, 2026. These decreases were primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense was $2.0 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense was $3.8 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our 2027 Notes and 2028 Notes.
Gain on Extinguishment of Debt
Gain on extinguishment of debt of $8.6 million for the three and six months ended June 30, 2026 relates to the partial redemption of our 2028 Notes and partial exchange of our 2027 Notes. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Income Tax Expense
Income tax expense was immaterial for the three and six months ended June 30, 2026 and 2025. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents and restricted cash of $218.4 million and marketable securities of $67.7 million. Our principal sources of liquidity have come from sales of our common stock and offering of our 2027 Notes.
Historical Cash Flows

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(103,673)	$(131,364)
Investing activities	14,984	30,634
Financing activities	131,386	83,572
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,697	$(17,158)

Operating Activities
Net cash used in operating activities was $103.7 million for the six months ended June 30, 2026, and consisted primarily of $120.6 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $10.9 million and depreciation and amortization expense of $7.9 million, partially offset by an $8.6 million gain on extinguishment of debt and $6.6 million of net changes in operating assets and liabilities.
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
Investing Activities
Net cash provided by investing activities was $15.0 million for the six months ended June 30, 2026, and consisted primarily of $163.5 million in proceeds from maturities and calls of marketable securities, partially offset by $80.4 million in capital expenditures and $68.1 million in purchases of marketable securities.
Net cash provided by investing activities was $30.6 million for the six months ended June 30, 2025, and consisted primarily of $356.0 million in proceeds from maturities and calls of marketable securities, partially offset by $220.9 million in purchases of marketable securities and $104.4 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $131.4 million for the six months ended June 30, 2026, and consisted primarily of $141.3 million in net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program, partially offset by $8.2 million of payments of long-term debt.
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
During the six months ended June 30, 2026, we sold 45.0 million shares of common stock under the 2024 ATM Program and generated $145.0 million in gross proceeds, before deducting $3.7 million in commissions and other expenses.
As of June 30, 2026, we had sold a total of 82.6 million shares of common stock under the 2024 ATM Program, generating $295.8 million in gross proceeds since its inception, before deducting $8.1 million in commissions and other expenses.
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
2026 Debt Redemptions and Exchange Transactions
During the three months ended June 30, 2026, we took proactive steps to improve our liquidity and enhance our financial flexibility. We undertook the transactions described below as part of our broader capital management and cash management strategies. Management believes market conditions provided an opportunity to execute these transactions to reduce our indebtedness, as well as reduce our ongoing cash interest obligations.
During May and June 2026, we completed the redemption of an aggregate of $40.5 million in principal amount of our 2028 Notes, and accrued interest thereon, which reduced the outstanding balance of our 2028 Notes to $172.0 million. By completing these redemptions in advance of the mandatory redemption dates by issuing 10.5 million shares of our common stock to holders of the 2028 Notes, we now have no mandatory principal payments due on these notes until March 2028.
In June 2026, we completed an exchange of $52.5 million in principal amount of our 2027 Notes, and accrued interest thereon, and reduced the outstanding balance of our 2027 Notes by 75%, from $70.4 million to $17.9 million. The remaining outstanding balance of our 2027 Notes is due upon their maturity in February 2027. The exchange was comprised of (i) 7.0 million shares of our common stock, and (ii) pre-funded warrants to purchase 10.3 million shares of our common stock. The pre-funded warrants are exercisable at any time on or after June 29, 2026 at an exercise price of $0.0001 per share.
Liquidity Outlook
For at least the next twelve months, we expect our principal demand for funds will be for our ongoing operating activities described below and the repayment of $17.9 million of principal payments due upon the maturity of our 2027 Notes. Beyond the next twelve months, our principal demand for funds will be to sustain our operations, operate our spaceline at Spaceport America in New Mexico, expand our fleet of spaceships, launch vehicles and supporting facilities, and repay outstanding debt.
We are currently in the pre-commercial service phase and accordingly have no spaceflight revenue. We expect to generate revenue from our spaceflight program once commercial service begins. We currently expect the flight test program of our next-generation spaceships to commence in October 2026, followed by our first commercial spaceflight which is expected to occur in February 2027. Before recognizing revenue for commercial spaceflights, we expect to receive cash payments in connection with spaceflights after we deliver the conditions of carriage to customers and receive customer executed informed consents.
We have recently used significant cash for operating activities and capital expenditures primarily related to the development of our next-generation spaceships and expect to continue to incur significant operating expenses and capital expenditures to complete the production of these spaceships and place them into commercial operation. We expect our future expenditures to continue to decrease in connection with our ongoing activities in the near term, particularly since we have completed investments in tooling to produce our spaceships.
Our plans to fund our operations for the next twelve months include implementing some or all of the following initiatives:
•Commencing commercial service in February 2027.
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
During the fiscal quarter ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in “Critical Accounting Policies and Estimates” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	06/14/2024
3.2	Amended and Restated By-Laws of Virgin Galactic Holdings, Inc. (effective as of August 28, 2025).	8-K	001-38202	3.1	08/29/2025

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
4.1	First Supplemental Indenture, dated April 24, 2026, by and among the Company, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral Agent, relating to the 9.80% First Lien Notes due 2028	8-K	001-38202	4.1	04/24/2026
10.1+	Fourth Amended and Restated Virgin Galactic Holdings, Inc. 2019 Incentive Award Plan	8-K	001-38202	10.1	06/15/2026
10.2+	Form of Executive Restricted Stock Unit Agreement under the Fourth Amended and Restated 2019 Incentive Award Plan					*
10.3+	Form of Non-Executive Restricted Stock Unit Agreement under the Fourth Amended and Restated 2019 Incentive Award Plan					*
10.4+	Form of CEO Restricted Stock Unit Agreement under the Fourth Amended and Restated 2019 Incentive Award Plan					*
10.5+	Form of Executive Performance-Vesting Restricted Stock Unit Agreement under the Fourth Amended and Restated 2019 Incentive Award Plan					*
10.6+	Form of Non-Executive Performance-Vesting Restricted Stock Unit Agreement under the Fourth Amended and Restated 2019 Incentive Award Plan					*
10.7+	Form of CEO Performance-Vesting Restricted Stock Unit Agreement under the Fourth Amended and Restated 2019 Incentive Award					*
10.8+	Amendment to Employment Agreement, dated as of April 21, 2026, by and among Virgin Galactic Holdings, Inc., Galactic Co., LLC and Douglas Ahrens.	8-K	001-38202	10.1	04/21/2026
10.9+	Amendment to Employment Agreement, dated as of April 21, 2026, by and among Virgin Galactic Holdings, Inc., Galactic Co., LLC and Aparna Chitale.	8-K	001-38202	10.2	04/21/2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.
+ Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: August 12, 2026		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)