Form 10-Q
period 2026-09-30
Virgin Galactic Holdings, Inc
filed 2026-11-12
CIK 1706946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 5, 2026, there were 151,681,991 shares of the Company’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$144,007	$144,727
Restricted cash	31,293	30,988
Marketable securities	8,991	162,313
Other current assets	26,022	34,870
Total current assets	210,313	372,898
Property, plant and equipment, net	500,329	388,730
Other non-current assets	36,381	41,551
Total assets	$747,023	$803,179
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,886	$15,163
Current portion of long-term debt	30,098	47,830
Customer deposits	80,460	78,535
Other current liabilities	52,557	67,795
Total current liabilities	181,001	209,323
Non-current liabilities:
Long-term debt	186,242	276,362
Other long-term liabilities	36,278	43,530
Total liabilities	403,521	529,215
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized; 151,601,493 and 73,326,504 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	15	7
Additional paid-in capital	3,274,560	3,025,604
Accumulated deficit	(2,931,139)	(2,751,779)
Accumulated other comprehensive income	66	132
Total stockholders’ equity	343,502	273,964
Total liabilities and stockholders’ equity	$747,023	$803,179
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$427	$365	$788	$1,232

Operating expenses:
Spaceline operations	28,272	19,497	86,094	54,529
Research and development	2,567	14,952	13,618	68,383
Selling, general and administrative	24,493	27,965	78,600	90,365
Depreciation and amortization	4,089	4,117	11,988	12,511
Total operating expenses	59,421	66,531	190,300	225,788

Operating loss	(58,994)	(66,166)	(189,512)	(224,556)

Interest income	1,979	4,966	7,076	18,013
Interest expense	(1,732)	(3,250)	(5,554)	(9,737)
Gain on extinguishment of debt	—	—	8,639	—
Other income, net	21	33	81	107
Loss before income taxes	(58,726)	(64,417)	(179,270)	(216,173)
Income tax expense	30	—	90	11
Net loss	(58,756)	(64,417)	(179,360)	(216,184)
Other comprehensive loss:
Foreign currency translation adjustment	1	(6)	(9)	12
Unrealized gain (loss) on marketable securities	9	239	(57)	(71)
Total comprehensive loss	$(58,746)	$(64,184)	$(179,426)	$(216,243)

Net loss per share:
Basic and diluted	$(0.39)	$(1.09)	$(1.57)	$(4.61)

Weighted-average shares outstanding:
Basic and diluted	151,596	59,252	114,209	46,865
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

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2025	73,326,504	$7	$3,025,604	$(2,751,779)	$132	$273,964
Net loss	—	—	—	(64,715)	—	(64,715)
Other comprehensive loss	—	—	—	—	(88)	(88)
Stock-based compensation for equity-classified awards	—	—	3,928	—	—	3,928
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	6,140	—	(7)	—	—	(7)
Issuance of common stock pursuant to at-the-market offering	3,970,640	—	10,961	—	—	10,961
Exercises of pre-funded warrants	4,106,056	1	(1)	—	—	—
Transaction costs	—	—	(314)	—	—	(314)
Balance at March 31, 2026	81,409,340	8	3,040,171	(2,816,494)	44	223,729
Net loss	—	—	—	(55,889)	—	(55,889)
Other comprehensive income	—	—	—	—	12	12
Stock-based compensation for equity-classified awards	—	—	6,861	—	—	6,861
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1,118,850	—	(1,785)	—	—	(1,785)
Issuance of common stock pursuant to at-the-market offering	41,013,382	4	134,055	—	—	134,059
Issuance of common stock pursuant to the redemption and exchange of debt	17,542,577	2	61,929	—	—	61,931
Issuance of pre-funded warrants pursuant to exchange of debt	—	—	30,315	—	—	30,315
Issuance of common stock related to the employee stock purchase plan	193,748	—	476	—	—	476
Transaction costs	—	—	(3,595)	—	—	(3,595)
Balance at June 30, 2026	141,277,897	14	3,268,427	(2,872,383)	56	396,114
Net loss	—	—	—	(58,756)	—	(58,756)
Other comprehensive income	—	—	—	—	10	10
Stock-based compensation for equity-classified awards	—	—	6,148	—	—	6,148
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	12,728	—	(14)	—	—	(14)
Exercises of pre-funded warrants	10,310,868	1	(1)	—	—	—
Balance at September 30, 2026	151,601,493	$15	$3,274,560	$(2,931,139)	$66	$343,502
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(179,360)	$(216,184)
Stock-based compensation	17,092	14,320
Depreciation and amortization	11,988	12,511
Gain on extinguishment of debt	(8,639)	—
Amortization of debt issuance costs	1,187	1,721
Accretion of marketable securities purchased at a discount	(1,149)	(5,380)
Other non-cash items	(11)	(18)
Change in operating assets and liabilities:
Other current and non-current assets	6,914	(4,393)
Accounts payable	977	5,014
Customer deposits	1,925	(4,295)
Other current and non-current liabilities	(12,643)	9,037
Net cash used in operating activities	(161,719)	(187,667)
Cash flows from investing activities:
Capital expenditures	(121,468)	(155,892)
Purchases of marketable securities	(72,081)	(306,754)
Proceeds from maturities and calls of marketable securities	226,499	492,505
Other investing activities	10	8
Net cash provided by investing activities	32,960	29,867
Cash flows from financing activities:
Payments of long-term debt	(11,170)	—
Payments of finance lease obligations	(179)	(154)
Proceeds from issuance of common stock pursuant to at-the-market offering	145,020	109,160
Transaction costs related to issuance of common stock pursuant to at-the-market offering	(3,748)	(3,179)
Other debt and equity transaction costs	(247)	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	476	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,808)	(118)
Net cash provided by financing activities	128,344	105,709
Net decrease in cash, cash equivalents and restricted cash	(415)	(52,091)
Cash, cash equivalents and restricted cash at beginning of period	175,715	210,885
Cash, cash equivalents and restricted cash at end of period	$175,300	$158,794

Cash and cash equivalents	$144,007	$128,789
Restricted cash	31,293	30,005
Cash, cash equivalents and restricted cash	$175,300	$158,794
See accompanying notes to condensed consolidated financial statements.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

(1)    Description of Business and Basis of Presentation
Virgin Galactic Holdings, Inc., together with its consolidated subsidiaries (“Virgin Galactic” or the “Company”), is a spaceflight expeditions company offering people access to space, while enabling scientific discovery and supporting strategic government missions. The Company’s operations include the design and development, manufacturing, ground and flight testing, spaceflight operation and post-flight maintenance of its spaceflight system.
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
The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to the significant accounting policies presented in the audited consolidated financial statements contained in the Annual Report on Form 10-K that would have a material impact on the accompanying condensed consolidated financial statements.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
•Commencing commercial service early in the second quarter of 2027.
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(3)    Cash, Cash Equivalents and Marketable Securities
The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash consists primarily of cash deposits received from future astronauts that are contractually restricted for operational use until the condition of carriage is signed or the deposits are refunded.
The amortized cost, unrealized gain (loss) and estimated fair value of the Company’s cash, cash equivalents and marketable securities are as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$7,897	$—	$7,897
Money market	167,403	—	167,403
Marketable securities:
U.S. treasuries	8,992	(1)	8,991
	$184,292	$(1)	$184,291

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash and restricted cash	$7,687	$—	$7,687
Money market	168,028	—	168,028
Marketable securities:
U.S. treasuries	9,884	14	9,898
Corporate bonds	152,372	43	152,415
	$337,971	$57	$338,028

Interest receivable of $0.1 million and $2.0 million is included in other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
The Company recognizes amortization and accretion of purchase premiums and discounts on its marketable securities in interest income in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recognized $0.3 million and $1.4 million in accretion income for its marketable securities for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $1.1 million and $5.4 million in accretion income for its marketable securities for the nine months ended September 30, 2026 and 2025, respectively.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4)    Property, Plant and Equipment, Net
Property, plant and equipment consists of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Land	$1,302	$1,302
Buildings	10,111	10,111
Flight vehicles and rotables	8,401	4,331
Machinery and equipment	51,112	44,913
Information technology software and equipment	57,322	52,130
Leasehold improvements	79,295	77,853
Construction in progress	409,219	302,726
	616,762	493,366
Less: accumulated depreciation and amortization	116,433	104,636
	$500,329	$388,730
(5)    Leases
The components of expense related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$2,734	$3,437	$8,455	$10,240
Variable lease cost	728	576	2,126	1,927

Finance lease cost:
Amortization of assets under finance leases	56	57	166	165
Interest on finance lease liabilities	9	16	29	47
Total finance lease cost	65	73	195	212
Total lease cost	$3,527	$4,086	$10,776	$12,379

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The components of supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands, except term and rate data)
Cash Flow Information:
Operating cash flows for operating leases	$10,512	$10,160
Operating cash flows for finance leases	$29	$47
Financing cash flows for finance leases	$179	$154

Non-cash Activity:
Assets acquired in exchange for lease obligations:
Operating leases	$167	$3,243
Finance leases	$40	$101
Adjustment to operating lease right-of-use assets from lease modification	$—	$(18,900)

Other Information:
Weighted-average remaining lease term:
Operating leases (in years)	6.7	7.1
Finance leases (in years)	1.8	2.2

Weighted-average discount rates:
Operating leases	12.3%	12.5%
Finance leases	15.3%	13.8%
The supplemental balance sheet information related to leases is as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Operating Leases:
Long-term right-of-use assets	$32,088	$36,882

Short-term operating lease liabilities	$8,886	$8,475
Long-term operating lease liabilities	35,096	42,279
Total operating lease liabilities	$43,982	$50,754

Right-of-use assets are included in other non-current assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(6)    Other Current Liabilities
The components of other current liabilities are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Accrued compensation	$30,304	$31,951
Accrued manufacturing sub-contractor and contract labor costs	7,021	9,601
Other	15,232	26,243
	$52,557	$67,795
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
Concurrently with the Repurchases, the Company completed the issuance and sale for cash in a registered direct offering, pursuant to separate, privately negotiated subscription agreements with certain investors, of (i) 2.2 million shares of its common stock, and (ii) pre-funded warrants to purchase 8.4 million shares of its common stock (collectively, the “Registered Offering”). In connection with the Registered Offering, the Company received cash proceeds of $45.6 million.
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
(8)    Long-Term Debt
A summary of the components of long-term debt is as follows:

	September 30, 2026	December 31, 2025
	( In thousands)
2028 Notes	$171,972	$212,496
2027 Notes	17,942	70,421
Other debt	2,404	—
Total contractual debt outstanding	192,318	282,917
Unamortized debt premium	26,520	45,691
Unamortized debt issuance costs	(2,498)	(4,416)
Long-term debt	216,340	324,192
Less: current portion of long-term debt	30,098	47,830
Non-current portion of long-term debt	$186,242	$276,362

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
During the three months ended September 30, 2026 and 2025, the Company recognized $1.7 million and $3.2 million of interest expense related to long-term debt, respectively. Interest expense included $0.3 million and $0.6 million of amortized debt issuance costs during the three months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recognized $5.5 million and $9.7 million of interest expense related to long-term debt, respectively. Interest expense included $1.2 million and $1.7 million of amortized debt issuance costs during the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, the Company recognized $11.7 million of amortization of debt premium in connection with certain interest payments. This amount has been presented as a payment of long-term debt in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2026.
2028 Notes
In connection with the Private Placement, the Company issued $212.5 million aggregate principal amount of the 2028 Notes. The 2028 Notes bear interest at a rate of 9.80% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2028 Notes mature on December 31, 2028, unless earlier redeemed or repurchased.
The Company was required to redeem $30.4 million of the 2028 Notes on or before September 30, 2026, and beginning on December 31, 2027 and at every calendar quarter end thereafter, the Company is required to redeem $10.1 million of the outstanding 2028 Notes. In addition, the Company is required to repurchase a portion of the 2028 Notes upon certain asset sales and capital raises. The Company may also redeem any or all of the 2028 Notes at par plus accrued and unpaid interest at any time. Any such mandatory or optional redemptions may be made using cash, or subject to certain conditions, shares of common stock or a combination thereof.
During May and June 2026, the Company completed the redemption of an aggregate of $40.5 million in principal amount of the 2028 Notes, and accrued interest thereon, in advance of the mandatory redemption dates by issuing 10.5 million shares of the Company’s common stock to holders of the 2028 Notes. In connection with these debt redemptions, the Company recognized a gain on extinguishment of debt of $6.8 million, which is included in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026. With the completion of these redemptions, the Company reduced the outstanding balance of the 2028 Notes to $172.0 million and now has no mandatory principal payments due on these notes until March 31, 2028.
The 2028 Notes are secured on a first-priority basis by liens on substantially all of the assets of the Company and its domestic subsidiaries, subject to customary exceptions, including customer deposits, pursuant to a security agreement and related collateral documents.
The following table presents the remaining scheduled contractual interest payments for the 2028 Notes as of September 30, 2026. These contractual interest payments are allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity on the Company’s consolidated statements of cash flows.

	2026 (for the remaining period)	2027	2028	Total
	(In thousands)
Interest payments recorded as:
Reduction of recorded premium	$2,961	$12,120	$11,439	$26,520
Interest expense	1,252	4,733	3,924	9,909
Total interest payments	$4,213	$16,853	$15,363	$36,429

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
In June 2026, the Company completed an exchange of $52.5 million in principal amount of the 2027 Notes, and accrued interest thereon, for (i) 7.0 million shares of its common stock, and (ii) pre-funded warrants to purchase 10.3 million shares of its common stock. The pre-funded warrants are exercisable at any time on or after June 29, 2026 at an exercise price of $0.0001 per share. The pre-funded warrants contain a cashless exercise feature that allows the holders to exercise the pre-funded warrants without a cash payment to the Company upon the terms set forth therein. The number of shares of common stock for which the pre-funded warrants are exercisable are subject to certain additional customary adjustments as set forth in the pre-funded warrants. As of September 30, 2026, all pre-funded warrants had been exercised and 10.3 million shares of common stock had been issued in connection with the exercise of the pre-funded warrants.
In connection with this debt exchange, the Company recorded a gain on extinguishment of debt of $1.8 million, which is included in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026. With the completion of this exchange, the Company reduced the outstanding balance of the 2027 Notes from $70.4 million to $17.9 million.
Other Debt
In May 2026, the Company entered into a commercial loan agreement for an aggregate principal amount of $2.5 million. The loan bears interest at a fixed rate of 11.0% and is payable in monthly principal and interest payments through its maturity in April 2036.
Debt Maturities and Mandatory Payments
Maturities and mandatory payments of the contractual debt outstanding as of September 30, 2026 are as follows:

Year ending December 31,	(In thousands)
2026 (for the remaining period)	$35
2027	18,094
2028	172,142
2029	189
2030	211
Thereafter	1,647
$192,318
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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
During the nine months ended September 30, 2026, the Company sold 45.0 million shares of common stock under the 2024 ATM Program and generated $145.0 million in gross proceeds, before deducting $3.7 million in commissions and other expenses.
As of September 30, 2026, the Company had sold a total of 82.6 million shares of common stock under the 2024 ATM Program, generating $295.8 million in gross proceeds since its inception, before deducting $8.1 million in commissions and other expenses.
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
On June 30, 2026, 0.2 million shares were purchased under the ESPP at $2.46 per share, resulting in cash proceeds of $0.5 million. As of September 30, 2026, 2.1 million shares remained available for issuance under the ESPP.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Stock-Based Compensation
A summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Spaceline operations	$1,516	$612	$4,208	$1,613
Research and development	112	519	346	1,437
Selling, general and administrative	4,520	3,588	12,538	11,270
Total stock-based compensation expense	6,148	4,719	17,092	14,320
Less: stock-based compensation expense for liability-classified awards	—	178	155	205
Stock-based compensation expense for equity-classified awards	$6,148	$4,541	$16,937	$14,115
As of September 30, 2026, the Company had unrecognized stock-based compensation expense of $41.5 million and $3.6 million for RSUs and PSUs, respectively, which are expected to be recognized over weighted-average periods of 2.2 years and 2.3 years, respectively.
(11)    Income Taxes
Income tax expense was $30,000 and nil for the three months ended September 30, 2026 and 2025, respectively. Income tax expense was $90,000 and $11,000 for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate was nil for each of the three and nine months ended September 30, 2026 and 2025. The effective tax rate differs from the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(12)    Earnings Per Share
The following table presents net loss per share and related information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(58,756)	$(64,417)	$(179,360)	$(216,184)
Weighted-average common shares outstanding	151,596	59,252	114,209	46,865
Basic and diluted net loss per share	$(0.39)	$(1.09)	$(1.57)	$(4.61)
Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. The computation of diluted net loss per share excludes the effect of all potential common shares outstanding as their impact would have been anti-dilutive. In June 2026, in connection with the exchange of debt (see Note 8), the Company issued pre-funded warrants exercisable for 10.3 million shares of its common stock at an exercise price of $0.0001 per share. As the pre-funded warrants were exercisable for nominal consideration, the shares underlying the unexercised pre-funded warrants were considered outstanding as of the issuance date for purposes of the calculation of net loss per share for the three and nine months ended September 30, 2026.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The Company has excluded stock-based awards and shares issuable upon conversion of the 2027 Notes from the diluted loss per share calculation because their effect was anti-dilutive. The total number of shares excluded for the three and nine months ended September 30, 2026 was 10.9 million. The total number of shares excluded for the three and nine months ended September 30, 2025 was 7.2 million.
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
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$167,403	$—	$—	$167,403
U.S. treasuries	8,991	—	—	8,991
Total assets at fair value	$176,394	$—	$—	$176,394

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market	$168,028	$—	$—	$168,028
U.S. treasuries	9,898	—	—	9,898
Corporate bonds	—	152,415	—	152,415
Total assets at fair value	$177,926	$152,415	$—	$330,341
The following tables present the Company’s financial liabilities that are recorded at amortized cost, segregated among the appropriate levels within the fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2028 Notes	$—	$147,791	$—	$147,791
2027 Notes	—	17,449	—	17,449
Total liabilities at fair value	$—	$165,240	$—	$165,240

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities:
2028 Notes	$—	$173,184	$—	$173,184
2027 Notes	—	57,592	—	57,592
Total liabilities at fair value	$—	$230,776	$—	$230,776
The estimated fair values of the 2028 Notes and 2027 Notes, which are classified as Level 2 financial instruments, were determined based on the estimated or actual bid prices of the respective notes in an over-the-counter market on the last business day of the period, if available, or indicative pricing from market information.
(14)    Commitments and Contingencies
Leases
Future minimum lease payments under noncancelable operating leases and future minimum finance lease payments as of September 30, 2026 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2026 (for the remaining period)	$3,420	$62
2027	13,525	173
2028	9,790	52
2029	7,265	17
2030	7,152	4
Thereafter	24,800	1
Total payments	65,952	309
Less: present value discount/imputed interest	21,970	34
Present value of lease liabilities	$43,982	$275
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 30, 2026, would not be material to the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from legal proceedings, lawsuits and other claims could differ materially from those projected.

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

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
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
On March 20, 2026, the parties in the Consolidated Derivative Action and the St. Jean Action reached a settlement in principle to resolve both actions. On April 23, 2026, the Parties executed a stipulation of settlement which resolves all claims pending in the Consolidated Derivative Action and the St. Jean Action, and also releases all claims that were or could have been asserted on behalf of the Company, derivatively, by plaintiffs or any of the Company’s stockholders that are related to or based upon any of the allegations in the Consolidated Derivative Action and the St. Jean Action.
The settlement results in the adoption of certain corporate reforms and a monetary payment of $2.75 million by the Company’s insurers to the Company, half of which the Company retained and the other half of which the Company paid to counsel for plaintiffs in the Consolidated Derivative Action and St. Jean Action, collectively, for their attorneys’ fees and costs. On April 23, 2026, Plaintiffs asked the Court to preliminarily approve the Parties’ settlement. On May 19, 2026, the Court entered an order granting preliminary approval of the settlement. On June 30, 2026, plaintiffs filed a motion seeking final approval of the Parties’ settlement. On August 14, 2026, the Court granted final approval of the settlement and entered an order closing the case.
On August 20, 2026, the parties in the St. Jean Action filed a joint stipulation requesting an order of dismissal with prejudice. On August 25, 2026, the Court in the St. Jean Action entered an order dismissing the case with prejudice.
Abughazaleh derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On February 13, 2023, alleged shareholder Yousef Abughazaleh filed a derivative complaint purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the District of Delaware captioned Abughazaleh v. Branson et al., Case No. 1:23-cv-00156-MN (“Abughazaleh Action”). The complaint asserts violations of Section 14(a) of the Exchange Act of 1934 and SEC Rule 14a-9, and claims of breach of fiduciary duty, contribution and indemnification, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.
The complaint seeks an unspecified sum of damages, interest, restitution, expenses, attorneys’ fees and other equitable relief.
Following settlement of the Consolidated Derivative Action, on September 16, 2026, the parties to the Abughazaleh Action filed a joint stipulation requesting an order of dismissal with prejudice. On September 17, 2026, the Court in the Abughazaleh Action entered an order dismissing the case with prejudice.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Molnar and Tubbs derivatively on behalf of the Company vs. Certain Current and Former Officers and Directors
On April 9, 2024, alleged shareholders Crystal Molnar and Cleveland Tubbs filed a derivative complaint purportedly on behalf of the Company against certain of the Company’s current and former officers and directors in the Central District of California captioned Molnar v. Branson et al., Case No. 8:24-cv00775. The complaint asserts violations of Section 10(b) and 21D of the Exchange Act of 1934, and claims of breach of fiduciary duty and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.
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
On February 3, 2026, in light of settlement discussions in the Consolidated Derivative and St. Jean Actions, the parties filed a stipulation seeking to stay the Espinosa action, including remaining briefing on the Company’s and the Individual Defendants’ motion to dismiss the amended complaint, for 120 days following the Court’s entry of the stay. The Court entered the stipulated stay on February 4, 2026. On April 7, 2026, the parties filed a joint status report notifying the Court of the settlement in principle in the Consolidated Derivative and St. Jean Actions, and requested a continued stay of the Espinosa action pending settlement proceedings in the Consolidated Derivative and St. Jean Actions. On June 1, 2026, the parties filed a further joint status report notifying the Court that the court in the Consolidated Derivative Action entered an order granting preliminary approval of the settlement, and requested a continued stay of the Espinosa action pending final approval of that settlement. On October 13, 2026, the parties filed a joint stipulation notifying the Court of the order granting final approval of the settlement in the Consolidated Derivative Action and requesting dismissal of the Espinosa action with prejudice. On October 14, 2026, the Court entered an order dismissing the Espinosa action with prejudice.

VIRGIN GALACTIC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(15)    Related Party Transactions
The Company licenses its brand name from certain entities affiliated with Virgin Enterprises Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Company. Under the trademark license, the Company has the exclusive right to operate under the brand name “Virgin Galactic” worldwide. Royalties payable, excluding sponsorship royalties, are the greater of (a) a low single-digit percentage of gross sales and (b) (i) prior to the first spaceflight for paying astronauts, a mid-five figure amount in dollars and (ii) from the first spaceflight for paying astronauts, a low-six figure amount in dollars, which increases to a low-seven figure amount in dollars over a four-year ramp up and thereafter increases in correlation with the consumer price index. Royalties payable on sponsorships are based on a mid-double-digit percentage of the related gross sales. During the nine months ended September 30, 2026 and 2025, the Company incurred royalty expenses of $2.5 million and $1.7 million, respectively.
(16)    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for:
Income taxes	$109	$—
Interest	4,453	5,313

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$7,853	$8,537
Property, plant and equipment acquired through commercial loan	2,450	—
Settlement of debt through issuance of common stock and pre-funded warrants	93,003	—
Interest paid through issuance of common stock and pre-funded warrants	130	—
Issuance of common stock through RSUs vested	3,370	475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to the “Company,” “Virgin Galactic,” “we,” “us,” or “our” refer to Virgin Galactic Holdings, Inc. and its subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and under the “Cautionary Note Regarding Forward-Looking Statements” section and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are a spaceflight expeditions company offering people access to space, while enabling scientific discovery and supporting strategic government missions. Our operations include the design and development, manufacturing, ground and flight testing, spaceflight operation and post-flight maintenance of our spaceflight system. We combine world-class aerospace engineering with thoughtfully designed astronaut experiences and a scalable spaceline operating model. Our reusable, air-launched spaceships are designed to make spaceflight safe, repeatable, operationally efficient, and increasingly accessible.
Recent Developments
In October 2026, we delivered our first next-generation spaceship to our operations base at Spaceport America, New Mexico. This milestone marks the transition from vehicle assembly to the start of flight test operations. We currently expect commercial service to begin with our first spaceship early in the second quarter of 2027. Commercial service for our second spaceship is expected to begin late in the second quarter or early in the third quarter of 2027.
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
On April 23, 2026, the parties executed a stipulation of settlement to resolve the derivative matters captioned In re Virgin Galactic Holdings, Inc. Derivative Litigation (“Consolidated Derivative Action”) and St. Jean v. Branson et al. (“St. Jean Action”) that are pending against the Company. The settlement, if approved, will resolve all claims pending in the Consolidated Derivative Action and the St. Jean Action, and will also release all claims that were or could have been asserted on behalf of the Company, derivatively, by plaintiffs or any of the Company’s stockholders that are related to or based upon any of the allegations in the Consolidated Derivative Action and the St. Jean Action. The settlement requires the adoption of certain corporate reforms and a monetary payment of $2.75 million by the Company’s insurers to the Company, half of which the Company will retain. On May 19, 2026, the Court entered an order granting preliminary approval of the settlement. On June 30, 2026, plaintiffs filed a motion seeking final approval of the parties’ settlement. On August 14, 2026, the Court entered an order approving the settlement and requests for attorney’s fees and service awards, and consistent with that order, an order and final judgment was entered closing the case. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. of our Annual Report on Form 10-K titled “Risk Factors.”
Customer Demand
As of October 31, 2026, we have reservations for spaceflights for over 700 future astronauts, which represent approximately $237 million in expected future spaceflight revenue upon completion of the spaceflights.
Recently, we opened bookings for another tranche of spaceflight expeditions at $850,000 per individual astronaut. This follows the completion during the third quarter of 2026 of our closed tranche of spaceflight expeditions priced at $750,000.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$427	$365	$788	$1,232

Operating expenses:
Spaceline operations	28,272	19,497	86,094	54,529
Research and development	2,567	14,952	13,618	68,383
Selling, general and administrative	24,493	27,965	78,600	90,365
Depreciation and amortization	4,089	4,117	11,988	12,511
Total operating expenses	59,421	66,531	190,300	225,788

Operating loss	(58,994)	(66,166)	(189,512)	(224,556)

Interest income	1,979	4,966	7,076	18,013
Interest expense	(1,732)	(3,250)	(5,554)	(9,737)
Gain on extinguishment of debt	—	—	8,639	—
Other income, net	21	33	81	107
Loss before income taxes	(58,726)	(64,417)	(179,270)	(216,173)
Income tax expense	30	—	90	11
Net loss	$(58,756)	$(64,417)	$(179,360)	$(216,184)
For the Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
Revenue
Revenue for the three and nine months ended September 30, 2026 was primarily attributable to access fees related to our astronaut community and a future astronaut event. Revenue for the three and nine months ended September 30, 2025 was primarily attributable to access fees related to our astronaut community.
Spaceline Operations

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025
	(In thousands, except %)
Spaceline operations	$28,272	$19,497	$8,775	45%	$86,094	$54,529	$31,565	58%
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
Spaceline operations expense increased from $19.5 million for the three months ended September 30, 2025 to $28.3 million for the three months ended September 30, 2026. The increase is attributable to the completion of the development phase of our next-generation spaceflight vehicles and moving primarily into manufacturing and testing operations, which resulted in a $7.3 million increase in cash compensation and other employee benefit costs.

Spaceline operations expense increased from $54.5 million for the nine months ended September 30, 2025 to $86.1 million for the nine months ended September 30, 2026. The increase is attributable to the completion of the development phase of our next-generation spaceflight vehicles and moving primarily into manufacturing and testing operations, which resulted in a $24.2 million increase in cash compensation and other employee benefit costs and a $4.2 million increase in materials, sub-contractor and contract labor, and other operational costs.
Research and Development

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025
	(In thousands, except %)
Research and development	$2,567	$14,952	$(12,385)	(83)%	$13,618	$68,383	$(54,765)	(80)%
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
Research and development expenses decreased from $15.0 million for the three months ended September 30, 2025 to $2.6 million for the three months ended September 30, 2026. The decrease is attributable to the completion of the development phase of our next-generation spaceflight vehicles, which resulted in a $6.8 million decrease in cash compensation and other employee benefit costs and a $4.9 million decrease in materials, sub-contractor and contract labor, and other operational costs.
Research and development expenses decreased from $68.4 million for the nine months ended September 30, 2025 to $13.6 million for the nine months ended September 30, 2026. The decrease is attributable to the completion of the development phase of our next-generation spaceflight vehicles, which resulted in a $35.2 million decrease in materials, sub-contractor and contract labor, and other operational costs and a $17.7 million decrease in cash compensation and other employee benefit costs.
Selling, General and Administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2026	2025			2026	2025
	(In thousands, except %)
Selling, general and administrative	$24,493	$27,965	$(3,472)	(12)%	$78,600	$90,365	$(11,765)	(13)%
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
Selling, general and administrative expenses decreased from $28.0 million for the three months ended September 30, 2025 to $24.5 million for the three months ended September 30, 2026. The decrease was primarily driven by a $3.6 million decrease in professional fees and other corporate costs.
Selling, general and administrative expenses decreased from $90.4 million for the nine months ended September 30, 2025 to $78.6 million for the nine months ended September 30, 2026. The decrease was primarily driven by a $6.0 million decrease in professional fees and other corporate costs, a $3.3 million decrease in cash compensation and other employee benefit costs, and a $2.4 million expense recorded in 2025 associated with the settlement of the Lavin Action.

Depreciation and Amortization
Depreciation and amortization expense was $4.1 million for each of the three months ended September 30, 2026 and 2025. Depreciation and amortization expense decreased from $12.5 million for the nine months ended September 30, 2025 to $12.0 million for the nine months ended September 30, 2026. The decrease was primarily due to older assets becoming fully depreciated.
Interest Income
Interest income decreased from $5.0 million for the three months ended September 30, 2025 to $2.0 million for the three months ended September 30, 2026. Interest income decreased from $18.0 million for the nine months ended September 30, 2025 to $7.1 million for the nine months ended September 30, 2026. These decreases were primarily driven by decreased average balances of marketable securities and deposits in interest-bearing accounts.
Interest Expense
Interest expense was $1.7 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense was $5.6 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense primarily consists of interest expense and amortization of debt issuance costs related to our 2027 Notes and 2028 Notes.
Gain on Extinguishment of Debt
Gain on extinguishment of debt of $8.6 million for the nine months ended September 30, 2026 relates to the partial redemption of our 2028 Notes and partial exchange of our 2027 Notes during the second quarter of 2026. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Income Tax Expense
Income tax expense was immaterial for the three and nine months ended September 30, 2026 and 2025. We have accumulated net operating losses at the U.S. federal and state levels. We maintain a full valuation allowance against our net U.S. federal and state deferred tax assets. The income tax expense is primarily related to corporate income taxes for our operations in the United Kingdom, which operates on a cost-plus arrangement.
Liquidity and Capital Resources
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $175.3 million and marketable securities of $9.0 million. Our principal sources of liquidity have come from sales of our common stock and offering of our 2027 Notes.
Historical Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(161,719)	$(187,667)
Investing activities	32,960	29,867
Financing activities	128,344	105,709
Net decrease in cash, cash equivalents and restricted cash	$(415)	$(52,091)

Operating Activities
Net cash used in operating activities was $161.7 million for the nine months ended September 30, 2026, and consisted primarily of $179.4 million of net losses, adjusted for non-cash items, which primarily included stock-based compensation expense of $17.1 million and depreciation and amortization expense of $12.0 million, partially offset by an $8.6 million gain on extinguishment of debt and $2.8 million of net changes in operating assets and liabilities.
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
Investing Activities
Net cash provided by investing activities was $33.0 million for the nine months ended September 30, 2026, and consisted primarily of $226.5 million in proceeds from maturities and calls of marketable securities, partially offset by $121.5 million in capital expenditures and $72.1 million in purchases of marketable securities.
Net cash provided by investing activities was $29.9 million for the nine months ended September 30, 2025, and consisted primarily of $492.5 million in proceeds from maturities and calls of marketable securities, partially offset by $306.8 million in purchases of marketable securities and $155.9 million in capital expenditures.
Financing Activities
Net cash provided by financing activities was $128.3 million for the nine months ended September 30, 2026, and consisted primarily of $141.3 million in net cash proceeds from the sale and issuance of common stock pursuant to our at-the-market offering program, partially offset by $11.2 million of payments of long-term debt.
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
During the nine months ended September 30, 2026, we sold 45.0 million shares of common stock under the 2024 ATM Program and generated $145.0 million in gross proceeds, before deducting $3.7 million in commissions and other expenses.
As of September 30, 2026, we had sold a total of 82.6 million shares of common stock under the 2024 ATM Program, generating $295.8 million in gross proceeds since its inception, before deducting $8.1 million in commissions and other expenses.
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
In June 2026, we completed an exchange of $52.5 million in principal amount of our 2027 Notes, and accrued interest thereon, and reduced the outstanding balance of our 2027 Notes by 75%, from $70.4 million to $17.9 million. The remaining outstanding balance of our 2027 Notes is due upon their maturity in February 2027. The exchange was comprised of (i) 7.0 million shares of our common stock, and (ii) pre-funded warrants to purchase 10.3 million shares of our common stock. As of September 30, 2026, all pre-funded warrants had been exercised and 10.3 million shares of common stock had been issued in connection with the exercise of the pre-funded warrants.
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
We are currently in the pre-commercial service phase and accordingly have no spaceflight revenue. We expect to generate revenue from our spaceflight program once commercial service begins, which is currently expected to commence with our first spaceship early in the second quarter of 2027. Commercial service for our second spaceship is expected to begin late in the second quarter or early in the third quarter of 2027. Before recognizing revenue for commercial spaceflights, we expect to receive cash payments in connection with spaceflights after we deliver the conditions of carriage to customers and receive customer executed informed consents.
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
•Commencing commercial service early in the second quarter of 2027.
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
During the fiscal quarter ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in “Critical Accounting Policies and Estimates” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following documents are filed as part of this report:
(1) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	10/29/2019
3.1(a)	Certificate of Amendment to Certificate of Incorporation of the Registrant	8-K	001-38202	3.1	06/14/2024
3.2	Amended and Restated By-Laws of Virgin Galactic Holdings, Inc. (effective as of August 28, 2025).	8-K	001-38202	3.1	08/29/2025
4.1	First Supplemental Indenture, dated April 24, 2026, by and among the Company, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral Agent, relating to the 9.80% First Lien Notes due 2028	8-K	001-38202	4.1	04/24/2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin Galactic Holdings, Inc.

Date: November 12, 2026		/s/ Michael Colglazier
	Name:	Michael Colglazier
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026		/s/ Douglas Ahrens
	Name:	Douglas Ahrens
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)